Form 10-Q
period 1995-09-30
SLH PERFORMANCE PARTNERS FUTURES FUND LP
filed 1995-11-14
CIK 841941

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1995

Commission File Number 0-18467


                   SLH PERFORMANCE PARTNERS FUTURES FUND L.P.
             (Exact name of registrant as specified in its charter)

       Delaware                                                  13-3486116
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                    c/o Smith Barney Futures Management Inc.
                          390 Greenwich St. - 1st. Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  X   No
                                        ---     ---

                   SLH PERFORMANCE PARTNERS FUTURES FUND L.P.
                                    FORM 10-Q
                                      INDEX


                                                                Page
                                                               Number
                                                               ------

PART I - Financial Information:

         Item 1.    Financial Statements:

                    Statements of Financial Condition
                    at September 30, 1995 and December 31,
                    1994                                          3

                    Statements of Income and Expenses
                    and Partners' Capital for the Three
                    and Nine Months ended September 30,
                    1995 and 1994                                 4

                    Notes to Financial Statements               5 - 6

         Item 2.    Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                  7 - 8

PART II - Other Information                                       9

                          ITEM 1. FINANCIAL STATEMENTS


                   SLH PERFORMANCE PARTNERS FUTURES FUND L.P.
                        STATEMENTS OF FINANCIAL CONDITION


                                              SEPTEMBER 30,      DECEMBER 31,
               ASSETS                             1995               1994
                                              -------------      ------------
                                               (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                     $3,445,529        $3,732,000

  Net unrealized depreciation
   on open futures contracts                       (34,221)          (39,098)


                                                ----------        ----------
                                                 3,411,308         3,692,902


Interest receivable                                 11,997            14,579
                                                ----------        ----------

                                                $3,423,305        $3,707,481
                                                ==========        ==========


     LIABILITIES AND PARTNERS' CAPITAL


Liabilities:
 Accrued expenses:
  Commissions                                   $   21,396        $   23,172
  Management fees                                    6,330             7,483
  Other                                             25,833            31,163
  Redemptions payable                              148,864           190,148
                                                ----------        ----------

                                                   202,423           251,966
                                                ----------        ----------

Partners' Capital
  General Partner, 50 Unit
     equivalents outstanding in 1995
     and 1994, respectively                         67,666            58,688
  Limited Partners, 2,330 and 2,894
    Units of Limited Partnership Interest
    outstanding in 1995 and 1994,
    respectively                                 3,153,216         3,396,827
                                                ----------        ----------
                                                 3,220,882         3,455,515
                                                ----------        ----------

                                                $3,423,305        $3,707,481
                                                ==========        ==========

See Notes to Financial Statements.

                   SLH PERFORMANCE PARTNERS FUTURES FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                              THREE-MONTHS ENDED                      NINE-MONTHS ENDED
                                                 SEPTEMBER 30,                          SEPTEMBER 30,
                                          ---------------------------           ----------------------------
                                             1995             1994                  1995              1994
                                          ----------       ----------           ----------        ----------
Income:
  Net gains (losses) on trading
   of commodity futures:
  Realized gains (losses) on
   closed positions                        ($120,335)       ($142,755)          $  866,900        $  594,068
  Change in unrealized gains/
   losses on open positions                  (29,107)        (258,271)               4,877          (382,138)
                                          ----------       ----------           ----------        ----------
                                            (149,442)        (401,026)             871,777           211,930
Less, brokerage commissions and
  clearing fees ($997, $1,766,
  $4,519 and $7,333,
  respectively)                              (71,007)         (87,529)            (233,750)         (321,574)
                                          ----------       ----------           ----------        ----------
  Net realized and unrealized
   gains (losses)                           (220,449)        (488,555)             638,027          (109,644)

  Interest income                             38,075           39,577              120,854           109,571
                                          ----------       ----------           ----------        ----------
                                            (182,374)        (448,978)             758,881               (73)
                                          ----------       ----------           ----------        ----------

Expenses:
  Management fees                             19,251           25,092               56,874            84,631
  Incentive fees                                                                   139,686            99,189
  Other                                       12,211           14,158               33,400            38,050
                                          ----------       ----------           ----------        ----------
                                              31,462           39,250              229,960           221,870
                                          ----------       ----------           ----------        ----------

  Net income (loss)                         (213,836)        (488,228)             528,921          (221,943)
  Redemptions - Limited Partners            (148,864)        (170,173)            (763,554)       (1,125,398)
              - General Partner                              (144,086)                              (144,086)
                                          ----------       ----------           ----------        ----------
Net decrease in Partners' capital           (362,700)        (802,487)            (234,633)       (1,491,427)
Partners' capital, beginning
  of period                                3,583,582        4,660,528            3,455,515         5,349,468
                                          ----------       ----------           ----------        ----------
Partners' capital, end
  of period                               $3,220,882       $3,858,041           $3,220,882        $3,858,041
                                          ==========       ==========           ==========        ==========
Net Asset Value per Unit
  (2,380 and 3,106 Units
  outstanding at September 30,
  1995 and 1994, respectively)            $ 1,353.31       $ 1,242.13           $ 1,353.31        $ 1,242.13
                                          ==========       ==========           ==========        ==========


See Notes to Financial Statements.

                   SLH PERFORMANCE PARTNERS FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995
                                   (Unaudited)



General

         SLH Performance Partners Futures Fund L.P. (the "Partnership") was organized under the laws of the State of Delaware on October 3, 1988. The Partnership engages in the speculative trading of commodities, forward contracts, commodity options and commodity futures contracts, including futures contracts on U.S. Treasury Bills and other financial instruments, foreign currencies and stock indices. The Partnership commenced trading operations on June 6, 1989.

         Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions for the Partnership are being made by SJO, Inc. and Hyman Beck & Company, Inc. (the "Advisors").

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition as of September 30, 1995 and the results of its operations for the three and nine months ended September 30, 1995 and 1994. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   SLH PERFORMANCE PARTNERS FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995
                                   (Continued)


Net Asset Value Per Unit

         Changes in net asset value per Unit for the three and nine months ended September 30, 1995 and 1994 were as follows:


                                             THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                SEPTEMBER 30,                                SEPTEMBER 30,
                                     ----------------------------------            -------------------------------
                                       1995                      1994                 1995                  1994
                                     ---------                ---------            ---------             ---------

Net realized and
unrealized gains(losses)              $ (88.54)               $ (145.45)            $ 217.97             $  (39.52)
Interest income                          15.29                    11.78                44.76                 30.23
Expenses                                (12.63)                  (11.67)              (83.17)               (61.33)
                                     ---------                ---------            ---------             ---------

Increase (decrease)
 for period                             (85.88)                 (145.34)              179.56                (70.62)

Net Asset Value per
 Unit, beginning of
 period                               1,439.19                 1,387.47             1,173.75              1,312.75
                                     ---------                ---------            ---------             ---------

Net Asset Value per
 Unit, end of period                 $1,353.31                $1,242.13            $1,353.31             $1,242.13
                                     =========                =========            =========             =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 1995.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the nine months ended September 30, 1995, Partnership capital decreased 6.8% from $3,455,515 to $3,220,882. This decrease was attributable to the redemption of 564 limited partnership Units resulting in an outflow of $763,554 which was partially offset by net income from operations of $528,921 for the nine months ended September 30, 1995. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.


Results of Operations

         During the Partnership's third quarter of 1995, the net asset value per Unit decreased 6.0% from $1,439.19 to $1,353.31 as compared to the third quarter of 1994 in which the net asset value per Unit decreased 10.5%. The Partnership experienced a net trading loss before commissions and expenses in the third quarter of 1995 of approximately $149,000. Losses were recognized in the trading of commodity futures in interest rates, precious metals and agricultural products. These losses were partially offset by gains realized in the trading of commodity futures in foreign currencies and stock indices.

         Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify correctly those price trends. These price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

         Interest income on 80% of the Partnership's daily average equity was earned on the monthly average 13-week U.S. Treasury bill yield. Interest income for the three and nine months ended September 30, 1995 decreased by approximately $2,000 and increased by approximately $11,000, respectively, as compared to the corresponding periods in 1994. The increase for the quarter ended September 30, 1995 is a result of higher interest rates during 1995 as compared to 1994. The effect of redemptions on the Partnership's equity maintained in cash during the nine months ended September 30, 1995 resulted in a decrease in interest income as compared to the corresponding period in 1994.


         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and nine months ended September 30, 1995 decreased by approximately $17,000 and $88,000, respectively, as compared to the corresponding periods in 1994.

         Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 1995 decreased by approximately $6,000 and $28,000, respectively, as compared to the corresponding periods in 1994.

         Incentive fees are based on the new appreciation generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. No incentive fees were earned during the three months ended September 30, 1995. Trading performance for the nine months ended September 30, 1995 resulted in an increase in incentive fees of approximately $40,000, as compared to 1994.

                            PART II OTHER INFORMATION


Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders -
         None

Item 5.  Other Information - None

Item 6.  (a) Exhibits - None

         (b) Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLH PERFORMANCE PARTNERS FUTURES FUND L.P.
------------------------------------------


By:      Smith Barney Futures Management Inc.
         ------------------------------------
         (General Partner)


By:      /s/ Alexander J. Sloane, President
         ------------------------------------
         Alexander J. Sloane, President

Date:       11/10/95
         -------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      Smith Barney Futures Management Inc.
         ------------------------------------
         (General Partner)


By:      /s/ Alexander J. Sloane, President
         ------------------------------------
         Alexander J. Sloane, President


Date:      11/10/95
         --------------------


By:      /s/ Daniel A. Dantuono
         ------------------------------------
         Daniel A. Dantuono
         Chief Financial Officer and
         Director

Date:       11/10/95
         --------------------

                                Exhibit Index


                         27 - Financial Data Schedule