Form 10-K
period 1995-12-31
SLH PERFORMANCE PARTNERS FUTURES FUND LP
filed 1996-03-29
CIK 841941

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                 For the Fiscal year ended December 31, 1995

Commission File Number 0-18467
                      ---------

                 SLH PERFORMANCE PARTNERS FUTURES FUND L.P.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Delaware                                     13-3486116
--------------------------------------------------------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

                    c/o Smith Barney Futures Management Inc.
                          390 Greenwich St. - 1st Fl.
                            New York, New York 10013
--------------------------------------------------------------------------------
             (Address and Zip Code of principal executive offices)

                             (212) 723-5424
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
                                                           --------

Securities registered pursuant to Section 12(g) of the Act:  60,000  Units of Limited
                                                             Partnership
                                                             Interest
                                                             ---------------
                                                             (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X    No
                              -----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K / /

                                     PART I

Item 1.  Business.

         (a) General development of business. SLH Performance Partners Futures Fund L.P. (the "Partnership") is a limited partnership organized on October 3, 1988 under the Partnership Laws of the State of Delaware. The Partnership engages in speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts including futures contracts on United States Treasuries and other financial instruments, foreign currencies and stock indices. The Partnership commenced trading on June 6, 1989.

         A total of 60,000 Units of Limited Partnership Interest in the Partnership (the "Units") were offered to the public. A Registration Statement on Form S-1 relating to the public offering of 60,000 Units became effective on December 29, 1988. Redemptions for the years ended December 31, 1995, 1994 and 1993 are reported in the Statement of Partners' Capital on page F-5 under "Item
8.  Financial Statements and Supplementary Data."

         The Partnership's trading of futures contracts on commodities is done primarily on United States commodities exchanges and may, to a lesser extent, be done on some foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with its commodity broker, Smith Barney Inc. ("SB")

         Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. SB is an affiliate of the General Partner.

         Under the Limited Partnership Agreement, the General Partner administers the business and affairs of the Partnership. At December 31, 1995, the General Partner, on behalf of the Partnership, had entered into Management Agreements (the "Management Agreements") with SJO, Inc. and Hyman Beck and Company Inc. ( the "Advisors") who make all commodity trading decisions for the Partnership. The Advisors are not affiliated with the General Partner or SB and are not responsible for the organization or operation of the Partnership.

         Pursuant to the terms of the Management Agreements, the Partnership is obligated to pay the Advisors a monthly management fee ranging from 2% to 2.5% per annum of the Partnership's Net Assets managed by the Advisors, as defined, and (ii) an incentive fee, payable quarterly, equal to 20% of the Partnership's Trading Profits, as defined. Trading Profits do not include interest paid to the Partnership by SB under the terms of the Customer Agreement (the "Customer Agreement").

         Under the terms of the Customer Agreement entered into with SB, the Partnership is obligated to pay SB a monthly brokerage fee equal to .625% of month-end Trading Assets (7-1/2% per year) in lieu of brokerage commissions on a per trade basis. SB pays a portion of such brokerage fees to certain of its financial consultants, who are employees that sold Units in the initial offering. Such financial consultants will receive a portion of the brokerage fees deemed to be attributable to the Units sold by them. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees will be paid may be changed. The Partnership will pay, or reimburse, SB for National Futures Association, exchange, clearing and floor brokerage fees. These fees depend on the number of trades entered into by the Advisors.

         In addition, SB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at the rate of the average noncompetitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month.

         (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity futures contracts. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 is set forth under "Item 6. Select
Financial Data."  The Partnership's capital as of December 31, 1995 was
$3,178,534.

         (c)  Narrative description of business.

         See Paragraphs (a) and (b) above.

         (i)  through (x) - Not applicable.

         (xi)  through (xii) - Not applicable.

         (xiii)   The Partnership has no employees.

         (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Partnership does not engage in sales of goods or services, and therefore this item is not applicable.

Item 2.  Description of Properties.

         The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SB.

Item 3.  Legal Proceedings.

         There are no pending legal proceedings to which the Partnership is a party or to which any of its assets is subject. No material legal proceedings affecting the Partnership were terminated during the fiscal year.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

                                    PART II

Item 5.        Market for Registrant's Common Equity and Related Security
               Holder Matters.

          (a) Market Information. The Partnership has issued no stock. There is no established public trading market for the Units of Limited Partnership Interest.

          (b) Holders. The number of holders of Units of Limited Partnership Interest as of December 31, 1995 was 349.

          (c) Distribution. The Partnership did not declare a distribution in 1995.

Item 6.  Select Financial Data.

         Realized and unrealized trading gains (losses), realized and unrealized gains (losses) on investment in commodity fund, interest income, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 and total assets at December 31, 1995, 1994, 1993, 1992, and 1991 were as follows:


                                       1995               1994                1993                1992                  1991
                                   ------------       -----------         -----------         ------------         -------------
Realized and unrealized
 trading gains (losses)
 net of brokerage commissions
 and clearing fees of $298,137,
 $401,015, $549,846, $650,877
 and $1,132,215, respectively      $   709,968        $  (330,325)       $   414,381          $  (491,523)          $  (297,568)

Net realized and
 unrealized gains on
 investments in commodity
 fund                                                                                             739,157                87,508

Interest Income                        156,521            150,334            149,634              163,872               488,204
                                   ------------       ------------       ------------         ------------          ------------

                                   $   866,489        $  (179,991)       $   564,015          $   411,506           $   278,144
                                   ============       ============       ============         ============          ============

Net Income (loss)                  $   605,734        $  (434,321)       $   282,283          $    87,779           $  (374,450)
                                   ============       ============       ============         ============          ============

Increase (decrease) in net
 asset value per unit              $    211.84        $   (139.00)       $     54.86          $     15.31           $    (40.24)
                                   ============       ============       ============         ============          ============
Total assets                       $ 3,348,723        $ 3,707,481        $ 5,838,014          $ 7,451,302           $11,253,473
                                   ============       ============       ============         ============          ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                 (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its commodity futures trading accounts, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:

                 (1) Partnership funds are invested only in commodity contracts which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.

                 (2) The Partnership diversifies its positions among various commodities.

                 (3) The Partnership does not initiate additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more that 66-2/3% of the Partnership's net assets.

                 (4) The Partnership may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipts representing the delivery to the appropriate clearing house, the physical commodity position is fully hedged.

                 (5) The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.

                 (6) The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.

                 (7) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. "Financial Statement and Supplementary Data.," for further information on financial instrument risk included in the notes to financial statements.)

          Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, at its discretion, cause the Partnership to cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2008;
(ii) a vote to dissolve the Partnership by limited partners owning more than 50% of the Units; (iii) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the Delaware Revised Uniform Limited Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; (iv) a decline in the Net Asset Value of a Unit as of the close of business on any business day to less than $500; (v) a decline in the aggregate Net Assets of the Partnership to less than $1,000,000; and (vi) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.

         (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.

                 (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses consist of, among other things, commissions,
management fees and incentive fees.   The level of these expenses is dependent
upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. Furthermore, interest income is dependent upon interest rates over which the Partnership has no control. No forecast can be made as to the level of redemptions in any given period. For the year ended December 31, 1995, 624 Units were redeemed for a total of $846,690 and the General Partner redeemed 26 Unit equivalents totaling $36,025. For the year ended December 31, 1994, 1,014 Units were redeemed for a total of $1,315,546 and the General Partner redeemed 117 Unit equivalents totaling $144,086. For the year ended December 31, 1993, 1,231 Units were redeemed for a total of $1,607,151.

         (c)  Results of operations.   For the year ended December 31, 1995,
the net asset value per Unit increased 18.0% from $1,173.15
to $1,385.59.  For the year ended December 31, 1994, the net asset value per
unit decreased 10.6% from $1,312.75 to $1,173.15.   For the year ended December
31, 1993, the net asset value per Unit increased 4.4%, from $1,257.89 to $1,312.75.

         The Partnership experienced net trading gains of $1,008,105 before
commissions and expenses for the year encded December 31, 1995.   Realized
trading gains of $852,203 were attributable to gains incurred in the trading of commodity futures in interest rates, stock indices and currencies. These realized gains were partially offset by realized losses in precious metals and agricultural commodity futures.

         The Partnership experienced net trading gains of $70,690 before commissions and expenses for the year ended December 31, 1994. Realized trading gains of $470,880 were attributable to gains incurred in financial, precious metals, grains and oils and stock index commodity futures. These realized gains were partially offset by realized losses experienced in the trading of foods, agricultural and energy commodity futures.

                 The Partnership experienced net trading gains of $964,227 before commissions and expenses for the year ended December 31,1993. Realized trading gains of $637,577 were attributable to trading of commodity futures in
financials, precious metals, and grains and oils.   These realized gains were
partially offset by realized losses experienced in the trading of foods, industrial and stock index commodity futures.

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

Item 8.  Financial Statements and Supplementary Data.




                  SLH PERFORMANCE PARTNERS FUTURES FUND L.P.
                        INDEX TO FINANCIAL STATEMENTS


                                                                 Page
                                                                Number
                                                                ------
         Report of Independent Accountants.                      F-2

         Financial Statements:
         Statements of Financial Condition at
         December 31, 1995 and 1994.                             F-3

         Statements of Income and Expenses for
         the years ended December 31, 1995,
         1994 and 1993.                                          F-4

         Statements of Partners' Capital for the
         years ended December 31, 1995, 1994 and
         1993.                                                   F-5

         Notes to Financial Statements.                      F-6  -  F-9

                                   CONTINUED

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
 SLH Performance Partners Futures Fund L.P.:

We have audited the accompanying statements of financial condition of SLH PERFORMANCE PARTNERS FUTURES FUND L.P., (a Delaware Limited Partnership) as of December 31, 1995 and 1994, and the related statements of income and expenses and of partners' capital for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management of the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SLH Performance Partners Futures Fund L.P. as of December 31, 1995 and 1994, and the results of its operations for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.


                                                   /s/ COOPERS & LYBRAND L.L.P.
                                                   Coopers & Lybrand L.L.P.

New York, New York
February 21, 1996

                   SLH PERFORMANCE PARTNERS FUTURES FUND L.P.
                       STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1995 AND 1994

                                                              1995                     1994
                                                           ----------               ----------
ASSETS:
Equity in commodity futures
 trading account:
  Cash and cash equivalents (Note 3b)                      $3,219,888               $3,732,000
  Net unrealized appreciation
    (depreciation) on open futures
    contracts                                                 116,804                 (39,098)
                                                           ----------               ----------
                                                            3,336,692                3,692,902
Interest receivable                                            12,031                   14,579
                                                           ----------               ----------
                                                           $3,348,723               $3,707,481
                                                           ==========               ==========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
  Accrued expenses:
    Commissions                                               $20,929                  $23,172
    Management fees                                             6,217                    7,483
    Incentive fees                                              1,896
    Other                                                      21,986                   31,163
  Redemptions payable (Note 5)                                119,161                  190,148
                                                           ----------               ----------
                                                              170,189                  251,966
                                                           ----------               ----------

Partners' capital (Notes 1, 5 and 6):
  General Partner, 24 and 50 Unit
    equivalents outstanding in 1995
    and 1994, respectively                                     33,254                   58,688
  Limited Partners, 2,270 and 2,894
    Units of Limited Partnership Interest
    outstanding in 1995 and 1994,
    respectively                                            3,145,280                3,396,827
                                                           ----------               ----------
                                                            3,178,534                3,455,515
                                                           ----------               ----------
                                                           $3,348,723               $3,707,481
                                                           ==========               ==========


See notes to financial statements.

                   SLH PERFORMANCE PARTNERS FUTURES FUND L.P.
                       STATEMENTS OF INCOME AND EXPENSES
                              FOR THE YEARS ENDED
                        DECEMBER 31, 1995, 1994 AND 1993

                                                     1995              1994            1993
                                                     ----              ----            ----
Income:
  Net gains (losses)
    on trading of
    commodity  interests:
     Realized gains on
       closed positions                             $852,203         $470,880          $637,577
    Change in unrealized
       gains/losses
       on open positions                             155,902         (400,190)          326,650
                                                  ----------       ----------        ----------
                                                   1,008,105           70,690           964,227

  Less, Brokerage commissions
    and clearing fees ($5,365,
    $14,935 and $20,812,
    respectively) (Note 3b)                         (298,137)        (401,015)         (549,846)
                                                  ----------       ----------        ----------
  Net realized and unrealized
    gains (losses)                                   709,968         (330,325)          414,381
  Interest income (Note 3b)                          156,521          150,334           149,634
                                                  ----------       ----------        ----------
                                                     866,489         (179,991)          564,015
                                                  ----------       ----------        ----------

Expenses:
  Management fees                                     75,214          107,797           143,166
  Incentive fees (Note 3a)                           141,581           99,189            93,477
  Other expenses                                      43,960           47,344            45,089
                                                  ----------       ----------        ----------
                                                     260,755          254,330           281,732
                                                  ----------       ----------        ----------
Net income (loss)                                   $605,734        $(434,321)         $282,283
                                                  ==========       ==========        ==========
Net income (loss) per Unit of
  Limited Partnership Interest
  and General Partner Unit
  equivalent (Notes 1 and 6)                         $211.84         $(139.00)           $54.86
                                                  ==========       ==========        ==========


See notes to financial statements.

                  SLH PERFORMANCE PARTNERS FUTURES FUND L.P.
                       STATEMENTS OF PARTNERS' CAPITAL
                             FOR THE YEARS ENDED
                       DECEMBER 31, 1995, 1994 AND 1993

                                                  LIMITED           GENERAL
                                                  PARTNERS          PARTNER           TOTAL
                                                  --------          -------           -----
Partners' capital at
  December 31, 1992                               $6,464,269         $210,067       $6,674,336
Net income                                           273,120            9,163          282,283
Redemption of 1,231
  Units of Limited
  Partnership Interest                            (1,607,151)                       (1,607,151)
                                                 -----------        ---------      -----------
Partners' capital at
  December 31, 1993                                5,130,238          219,230        5,349,468
Net loss                                            (417,865)         (16,456)        (434,321)
Redemption of 1,014
  Units of Limited
  Partnership Interest
  and General Partner
  redemption representing
  117 Unit equivalents                            (1,315,546)        (144,086)      (1,459,632)
                                                 -----------        ---------      -----------
Partners' capital at
  December 31, 1994                                3,396,827           58,688        3,455,515
Net income                                           595,143           10,591          605,734
Redemption of 624
  Units of Limited
  Partnership Interest
  and General Partner
  redemption representing
  26 Unit equivalents                               (846,690)         (36,025)        (882,715)
                                                   ---------        ---------        ---------
Partners' capital at
  December 31, 1995                               $3,145,280          $33,254       $3,178,534
                                                  ==========        =========       ==========

See notes to financial statements.

                            SLH PERFORMANCE PARTNERS
                               FUTURES FUND L.P.

                         NOTES TO FINANCIAL STATEMENTS

1.       Partnership Organization:

         SLH Performance Partners Futures Fund L.P., (the "Partnership") is a limited partnership which was organized on October 3, 1988 under the partnership laws of the State of Delaware and commenced trading operations on June 6, 1989. The Partnership is engaged in the speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts on U.S. Treasuries and certain other financial instruments and foreign currencies. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership was authorized to sell 60,000 Units of Limited Partnership Interest ("Units") during the public offering period of the Partnership.

         Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership (see Note 3b). The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of his initial capital contribution and profits, if any, net of distributions.

         The Partnership will be liquidated upon the first to occur of the following: December 31, 2008; the net asset value per Unit decreases to less than $500 as of the close of business on any business day; or under certain other circumstances as defined in the Limited Partnership Agreement.

2.       Accounting Policies:

         a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at market value for those commodity interests for which market quotations are readily available or at fair value on the last business day of the year. Investments in commodity interests denominated in foreign currency are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gain (loss) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

         b. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

         c. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the

                            SLH PERFORMANCE PARTNERS
                               FUTURES FUND L.P.

                         NOTES TO FINANCIAL STATEMENTS

                 reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.       Agreements:

         a.      Management Agreement:

                 At December 31, 1995, the General Partner, on behalf of the Partnership, had entered into Management Agreements with SJO, Inc. and Hyman Beck & Company, Inc. (the "Advisors") which provide that each Advisor has sole discretion in determining the investment of the assets of the Partnership allocated to such Advisor by the General Partner. As compensation for their services, the Partnership is obligated to pay the Advisors a management fee payable monthly ranging from 2% to 2.5% per annum of the Net Assets, as defined, managed by each Advisor and an incentive fee payable quarterly equal to 20% of Trading Profits, as defined.

         b.      Customer Agreement

                 The Partnership has entered into a Customer Agreement which was assigned to SB whereby SB provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisors. The Partnership is obligated to pay brokerage commissions to SB at .625% of month end Trading Assets per month (7.5% per year) in lieu of per transaction fees regardless of how many or how few trades are executed during the month. A portion of this fee is paid to employees of SB who have sold Units of the Partnership. This fee does not include exchange, clearing, floor brokerage and NFA fees which will be borne by the Partnership. All of the Partnership's assets are deposited in the Partnership's account at SB. The Partnership's cash is deposited by SB in segregated bank accounts, as required by Commodity Futures Trading Commission regulations. At December 31, 1995, the amount of cash held for margin requirements was $505,136. SB will pay the Partnership interest on 80% of the average daily equity in its account during each month at the rate of the average non-competitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement may be terminated by either party.



4.       Trading Activities:

         The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

                            SLH PERFORMANCE PARTNERS
                               FUTURES FUND L.P.

                         NOTES TO FINANCIAL STATEMENTS

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at December 31, 1995 was $116,804 and the average fair value during the year then ended, based on monthly calculation, was $125,387.

5.       Distributions and Redemptions:

         Distributions of profits, if any, will be made at the sole discretion of the General Partner; however, a limited partner may redeem all or some of his Units at the Net Asset Value thereof as of the last day of any calendar quarter on fifteen days written notice to the General Partner, provided that no redemption may result in the limited partner holding fewer than three Units after such redemption is effected.

6.       Net Asset Value Per Unit:

         Changes in the net asset value per Unit for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                                     1995              1994             1993
                                                  ---------         ---------       ---------
          Net realized and
           unrealized
           gains (losses)                           $248.21          $(110.57)         $81.26
          Interest income                             59.74             43.35           31.05
          Expenses                                   (96.11)           (71.78)         (57.45)
                                                  ---------         ---------       ---------
          Increase (decrease)
           for year                                  211.84           (139.00)          54.86
          Net asset value per
           Unit, beginning
           of year                                 1,173.75          1,312.75        1,257.89
                                                  ---------         ---------       ---------
          Net asset value
           per Unit, end
           of year                                $1,385.59         $1,173.75       $1,312.75
                                                  =========         =========       =========


7.       Financial Instrument Risk:

         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of

                            SLH PERFORMANCE PARTNERS
                               FUTURES FUND L.P.

                         NOTES TO FINANCIAL STATEMENTS

         derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

         Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

         Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SB.

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At December 31, 1995, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $37,596,000 and $15,454,000, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and financial disclosure

         During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions are made by the Advisors.

Item 11. Executive Compensation.

         The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner, which receives
compensation for its services, as set forth under "Item 1.   Business."  SB, an
affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item
1. Business." For the year ended December 31, 1995, SB earned $298,137 in brokerage commissions and clearing fees.

         The Advisors manage the Partnership's assets and receive a monthly management fee and a quarterly incentive fee, as described under "Item 1. Business." and "Item 8. Financial Statements and Supplementary Data.", Note 3a. For the year ended December 31, 1995, the Advisors earned $75,214 in management fees and $141,581 in incentive fees.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

         (a). Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

         (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General
Partner.   The General Partner owns Units of general partnership interest equivalent to 24 Units (1.0%) of Limited Partnership Interest.

         (c). Changes in control.  None.

Item 13. Certain Relationship and Related Transactions.

         Smith Barney Inc. and Smith Barney Futures Management Inc. would be
considered promoters for purposes of item 404(d) of Regulation S-K.   The
nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business." and "Item 8. Financial Statements and Supplementary Data.", Notes 3a and 3b and "Item 11. Executive Compensation."

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)(1)  Financial Statements:

                 Statements of Financial Condition at December 31, 1995, and
                 1994.

                 Statements of Income and Expenses for the years ended

                 December 31, 1995, 1994 and 1993.
                 Statements of Partners' Capital for the years ended December 31, 1995, 1994 and 1993.

         (2)     Financial Statement Schedules: None.

         (3)     Exhibits:

         3.1 - Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement No.33-25255 and incorporated herein by reference).

         3.2 - Certificate of Limited Partnership of the Partnership as filed on October 3, 1988 (filed as Exhibit 3.2 to the Registration Statement No. 33-25255 and incorporated herein by reference).

         10.1- Customer Agreement between the Partnership and Shearson Lehman Hutton Inc. dated as of December 28, 1988 (previously filed).

         10.2- Escrow Agreement between the Partnership and European American Bank (previously filed).

         10.3- Management Agreement among the Partnership, Hayden Commodities Corp. and Advisors dated as of December 28, 1988
                 (previously filed).

         10.4- Letter dated May 31, 1990 from General Partner to Advisors extending Management Agreements (filed as Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).

         10.5-   Letter dated May 24, 1991 from General Partner to

                 Advisors extending Management Agreement (filed as Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).

         10.6- Subscription Agreement dated July 31, 1991 among the Partnership and the Moore Currency Fund, Ltd. (filed as
                 Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).

         10.7- Letter dated November 20, 1992 from General Partner to MCMI terminating the Management Agreement effective as of November 30, 1992 (filed as Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

         10.8- Letter dated November 20, 1992 from General Partner to Bacon Investment Corp. revising the compensation structure effective as of December 1, 1992 (filed as Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

         10.9- Request for Redemption from the Moore Currency Fund, Ltd. dated December 14, 1992 (filed as Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

         10.10- Management Agreement among the Partnership, the General Partner and SJO, Inc. dated December 1, 1992

                 (filed as Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

         10.11- Management Agreement among the Partnership, the General Partner and Hyman Beck & Company, Inc. dated January 19, 1993 (filed as Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

         10.12- Letter dated February 3, 1993 from the Moore Currency Fund, Ltd. confirming the Partnership's Request for Redemption as of December 31, 1992 (filed as Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

         10.13- Letter dated June 23, 1994 terminating Bacon Investment Corp. as a trading advisor effective June 30, 1994 (filed as Exhibit
                 10.13 to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference) .

         10.14 Letter dated February 16, 1995 from General Partner to SJO, Inc. and Hyman Beck and Company, Inc. extending Management Agreements to June 30, 1995 (filed as Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

         (b)     Reports on 8-K:  None Filed.

         Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

SLH PERFORMANCE PARTNERS FUTURES FUND L.P.
-------------------------------------------
(Registrant)

Date: March 29, 1996

By:      Smith Barney Futures Management Inc.
         (General Partner)


By:      /s/ Alexander J. Sloane, Chief Executive Officer
         ------------------------------------------------
         Alexander J. Sloane, Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 29, 1996.


/s/ Philip M. Waterman, Jr.
Philip M. Waterman, Jr.
Co-Chairman and Director

/s/ Jack H. Lehman III
Jack H. Lehman III
Co-Chairman and Director

/s/ Alexander J. Sloane
Alexander J. Sloane
President and Director

/s/ Steve J. Keltz
Steve J. Keltz
Director

/s/ David J. Vogel
David J. Vogel
Director

/s/ Daniel A. Dantuono
Daniel A. Dantuono
Chief Financial Officer
and Director

/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr.
Director

/s/ Shelley Ullman
Shelley Ullman
Director

/s/ Michael Schaefer
Michael Schaefer
Director

                                EXHIBIT INDEX

         3.1 - Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement No.33-25255 and incorporated herein by reference).

         3.2 - Certificate of Limited Partnership of the Partnership as filed on October 3, 1988 (filed as Exhibit 3.2 to the Registration Statement No. 33-25255 and incorporated herein by reference).

         10.1- Customer Agreement between the Partnership and Shearson Lehman Hutton Inc. dated as of December 28, 1988 (previously filed).

         10.2- Escrow Agreement between the Partnership and European American Bank (previously filed).

         10.3- Management Agreement among the Partnership, Hayden Commodities Corp. and Advisors dated as of December 28, 1988
                 (previously filed).

         10.4- Letter dated May 31, 1990 from General Partner to Advisors extending Management Agreements (filed as Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).

         10.5-   Letter dated May 24, 1991 from General Partner to
                 Advisors extending Management Agreement (filed as Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).

         10.6- Subscription Agreement dated July 31, 1991 among the Partnership and the Moore Currency Fund, Ltd. (filed as
                 Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).

         10.7- Letter dated November 20, 1992 from General Partner to MCMI terminating the Management Agreement effective as of November 30, 1992 (filed as Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

         10.8- Letter dated November 20, 1992 from General Partner to Bacon Investment Corp. revising the compensation structure effective as of December 1, 1992 (filed as Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

         10.9- Request for Redemption from the Moore Currency Fund, Ltd. dated December 14, 1992 (filed as Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

         10.10- Management Agreement among the Partnership, the General Partner and SJO, Inc. dated December 1, 1992
                 (filed as Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

         10.11- Management Agreement among the Partnership, the General Partner and Hyman Beck & Company, Inc. dated January 19, 1993 (filed as Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

         10.12- Letter dated February 3, 1993 from the Moore Currency Fund, Ltd. confirming the Partnership's Request for Redemption as of December 31, 1992 (filed as Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

         10.13- Letter dated June 23, 1994 terminating Bacon Investment Corp. as a trading advisor effective June 30, 1994 (filed as Exhibit
                 10.13 to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference) .

         10.14 Letter dated February 16, 1995 from General Partner to SJO, Inc. and Hyman Beck and Company, Inc. extending Management Agreements to June 30, 1995 (filed as Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

         27      Financial Data Schedule