Form 10-Q
period 1996-03-31
SLH PERFORMANCE PARTNERS FUTURES FUND LP
filed 1996-05-15
CIK 841941

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1996

Commission File Number 0-18467

                   SLH PERFORMANCE PARTNERS FUTURES FUND L.P.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          13-3486116
- --------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                    c/o Smith Barney Futures Management Inc.
                          390 Greenwich St. - 1st. Fl.
                            New York, New York 10013
- --------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

           Item 1.   Financial Statements:

                     Statements of Financial Condition
                     at March 31, 1996 and December 31,
                     1995.                                          3

                     Statements of Income and Expenses
                     and Partners' Capital for the Three
                     Months ended March 31,1996 and 1995.           4

                     Notes to Financial Statements                5 - 6

           Item 2.   Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                   7 - 8

PART II - Other Information                                         9

                                     PART I

                          Item 1. Financial Statements

                   SLH PERFORMANCE PARTNERS FUTURES FUND L.P.
                        STATEMENTS OF FINANCIAL CONDITION

                                                                   MARCH 31,         DECEMBER 31,
                                                                     1996                1995
                                                                  ----------         ------------
                                     ASSETS                       (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                                       $2,931,477          $3,219,888
  Net unrealized  depreciation
   on open futures contracts                                          34,835             116,804



                                                                  ----------          ----------
                                                                   2,966,312           3,336,692

Interest receivable                                                   10,124              12,031
                                                                  ----------          ----------

                                                                  $2,976,436          $3,348,723
                                                                  ==========          ==========



                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
 Accrued expenses:
  Commissions                                                         18,601          $   20,929
  Management fees                                                      5,530               6,217
  Incentive fees                                                           0               1,896
  Other                                                               31,920              21,986
 Redemptions payable                                                  96,752             119,161
                                                                  ----------          ----------

                                                                     152,803             170,189
                                                                  ----------          ----------


Partners' Capital
  General Partner, 24 Unit equivalents
    outstanding in 1996 and 1995                                      30,553              33,254
  Limited Partners, 2,194 and 2,270
    Units of Limited Partnership Interest
    outstanding in 1996 and 1995,
    respectively                                                   2,793,080           3,145,280
                                                                  ----------          ----------
                                                                   2,823,633           3,178,534
                                                                  ----------          ----------

                                                                  $2,976,436          $3,348,723
                                                                  ==========          ==========


See Notes to Financial Statements.

                   SLH PERFORMANCE PARTNERS FUTURES FUND L.P.
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                               THREE-MONTHS ENDED
                                                                    MARCH 31,
                                                        =================================
                                                            1996                  1995
                                                        -----------           -----------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized losses on closed positions                   ($  112,428)          ($  119,633)
  Change in unrealized gains/losses on open
   positions                                                (81,969)              574,396
                                                        -----------           -----------

                                                           (194,397)              454,763
Less, brokerage commissions and clearing fees
  ($1,548 and $1,484, respectively)                         (65,765)              (75,655)
                                                        -----------           -----------

  Net realized and unrealized gains (losses)               (260,162)              379,108


  Interest income                                            31,025                38,821
                                                        -----------           -----------

                                                           (229,137)              417,929
                                                        -----------           -----------

Expenses:
  Incentive fees                                                  0                72,152
  Management fees                                            17,418                15,535
  Other                                                      11,594                10,089
                                                        -----------           -----------

                                                             29,012                97,776
                                                        -----------           -----------

  Net income (loss)                                        (258,149)              320,153
  Redemptions                                               (96,752)             (316,777)
                                                        -----------           -----------

  Net increase (decrease) in Partners' capital             (354,901)                3,376

Partners' capital, beginning of period                    3,178,534             3,455,515
                                                        -----------           -----------

Partners' capital, end of period                        $ 2,823,633           $ 3,458,891
                                                        ===========           ===========

Net asset value per Unit
  (2,218 and 2,697 Units outstanding at
  March 31, 1996 and 1995, respectively)                $  1,273.05           $  1,282.50
                                                        ===========           ===========
Net income (loss) per Unit of Limited
  Partnership Interest and General Partnership
  Unit equivalent                                       $  (112.54)           $    108.75
                                                        ==========            ===========




See Notes to Financial Statements.

                   SLH PERFORMANCE PARTNERS FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)

General

         SLH Performance Partners Futures Fund L.P. (the "Partnership") was organized under the laws of the State of Delaware on October 3, 1988. The Partnership engages in the speculative trading of commodity interests including forward contracts on foreign currencies, commodity options and commodity futures contracts on U.S. Treasuries and certain other financial instruments and foreign currencies. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on June 6, 1989.

         Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions for the Partnership are being made by SJO, Inc. and Hyman Beck & Company, Inc. (the "Advisors").

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition as of March 31, 1996 and the results of its operations for the three months ended March 31, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                   SLH PERFORMANCE PARTNERS FUTURES FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Continued)

Net Asset Value Per Unit

         Changes in net asset value per Unit for the three months ended March 31, 1996 and 1995 were as follows:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      1996             1995
                                                   ----------------------------
Net realized and unrealized
 gains (losses)                                    $ (113.41)         $  128.76
Interest income                                        13.52              13.18
Expenses                                              (12.65)            (33.19)
                                                   ---------          ---------

Increase (decrease) for period                       (112.54)            108.75


Net Asset Value per Unit,
 beginning of period                                1,385.59           1,173.75
                                                   ---------          ---------

Net Asset Value per Unit,
 end of period                                     $1,273.05          $1,282.50
                                                   =========          =========

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 1996.

         The Partnership is party to financial instruments with off- balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.

  The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the three months ended March 31, 1996, Partnership capital decreased 11.2% from $3,178,534 to $2,823,633. This decrease was attributable to the redemption of 76 limited partnership Units resulting in an outflow of $96,752 and by a net loss from operations of $258,149 for the three months ended March 31, 1996. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

         During the Partnership's first quarter of 1996, the net asset value per Unit decreased 8.1% from $1,385.59 to $1,273.05 as compared to the first quarter of 1995 in which the net asset value per Unit increased 9.3%. The Partnership experienced a net trading loss before commissions and expenses in the first quarter of 1996 of $194,397. Losses were recognized in the trading of commodity futures in interest rates, precious metals, stock indices, currencies and agricultural products. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1995 of $454,763. Gains were primarily realized in the trading of commodity futures in metals, agricultural products and stock indices which were partially offset by losses realized in the trading of grains and financials.

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

         Interest income on 80% of the Partnership's daily average equity was earned on the monthly average 13-week U.S. Treasury bill yield. Interest income for the three months ended March 31, 1996 decreased by $7,796, as compared to the corresponding period in 1995. This decrease was attributable to a decrease in interest rates in the first quarter of 1996 as compared to 1995 coupled with the effect of redemptions on the Partnership's equity maintained in cash.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three months ended March 31, 1996 decreased by $9,890, as compared to the corresponding period in 1995.

         Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1996 increased by $1,883, as compared to the corresponding period in 1995. This increase in management fees is the result of an overpayment of management fees in 1994 that was adjusted in the first quarter of 1995.

         Incentive fees are based on the new appreciation generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. No incentive fees were earned during the three months ended March 31, 1996. Trading performance for the three months ended March 31, 1995 resulted in incentive fees of $72,152.

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

By:   Smith Barney Futures Management Inc.
      ------------------------------------
      (General Partner)

By:   /s/ David J.Vogel, President

      David J. Vogel, President

Date:      5/10/96
      -------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
      ------------------------------------
      (General Partner)

By:   /s/ David J.Vogel, President
      ------------------------------------
      David J. Vogel, President

Date:         5/10/96
      -------------------

By:   /s/ Daniel A. Dantuono
      ------------------------------------
      Daniel A. Dantuono
      Chief Financial Officer and
      Director

Date:         5/10/96
      -------------------

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
- -------         -----------

  27            Financial Data Schedule