Form 10-Q
period 1996-06-30
SLH PERFORMANCE PARTNERS FUTURES FUND LP
filed 1996-08-14
CIK 841941

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1996

Commission File Number 0-18467


                SHEARSON HUTTON PERFORMANCE PARTNERS
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

                   SLH PERFORMANCE PARTNERS FUTURES FUND L.P.
                 (Former name, if changed since previous report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X    No

                     SHEARSON HUTTON PERFORMANCE PARTNERS
                                   FORM 10-Q
                                     INDEX



                                                                         Page
                                                                        Number

PART I - Financial Information:

            Item 1.     Financial Statements:

                        Statements of Financial Condition
                        at June 30, 1996 and December 31,
                        1995.                                              3

                        Statements of Income and Expenses
                        and Partners' Capital for the Three
                        and Six Months ended June 30,1996
                        and 1995.                                          4

                        Notes to Financial Statements                    5 - 8

            Item 2.     Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                       9 - 10

PART II - Other Information                                                11

                                     PART I

                          Item 1. Financial Statements

                      SHEARSON HUTTON PERFORMANCE PARTNERS
                        STATEMENTS OF FINANCIAL CONDITION


                                                       JUNE 30,     DECEMBER 31,
                                                         1996           1995
                                                    -------------   ------------
                                                     (Unaudited)
ASSETS

Equity in commodity futures trading account:
  Cash and cash equivalents                            $2,665,276     $3,219,888
  Net unrealized  appreciation
   on open futures contracts                               53,841        116,804
                                                       ----------     ----------



                                                        2,719,117      3,336,692

Interest receivable                                         9,058         12,031
                                                       ----------     ----------


                                                       $2,728,175     $3,348,723
                                                       ==========     ==========



LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

 Accrued expenses:
  Commissions                                              17,051         20,929
  Management fees                                           5,047          6,217
  Incentive fees                                             --            1,896
  Other                                                    22,963         21,986
 Redemptions payable                                      301,215        119,161
                                                       ----------     ----------


                                                          346,276        170,189
                                                       ----------     ----------

Partners' Capital
  General Partner, 24 Unit
    equivalents outstanding in 1996
    and 1995, respectively                                 29,033         33,254
  Limited Partners, 1,945 and 2,270
    Units of Limited Partnership Interest
    outstanding in 1996 and 1995,
    respectively                                        2,352,866      3,145,280
                                                       ----------     ----------
                                                        2,381,899      3,178,534
                                                       ----------     ----------

                                                       $2,728,175     $3,348,723
                                                       ==========     ==========


See Notes to Financial Statements.

                      SHEARSON HUTTON PERFORMANCE PARTNERS
            STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                            THREE-MONTHS ENDED                       SIX-MONTHS ENDED
                                                                 JUNE 30,                                JUNE 30,
                                                    ----------------------------------       ---------------------------------
                                                          1996                1995                 1996               1995
                                                    ---------------     --------------       --------------     --------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions          $  (103,883)        $1,106,868           $ (216,311)        $  987,235
  Change in unrealized gains/
   losses on open positions                                 19,006           (540,412)             (62,963)            33,984
                                                    ---------------     --------------       --------------     --------------

                                                           (84,877)           566,456             (279,274)         1,021,219
Less, brokerage commissions and
  clearing fees ($1,009, $2,038,
 $2,557 and $3,522, respectively)                          (56,333)           (87,089)            (122,098)          (162,744)
                                                    ---------------     --------------       --------------     --------------

  Net realized and unrealized
   gains (losses)                                         (141,210)           479,367             (401,372)           858,475


  Interest income                                           27,696             43,958               58,721             82,779
                                                    ---------------     --------------       --------------     --------------

                                                          (113,514)           523,325             (342,651)           941,254
                                                    ---------------     --------------       --------------     --------------

Expenses:
  Management fees                                           15,410             22,088               32,828             37,623
  Incentive fees                                                 -             67,533                    -            139,685
  Other                                                     11,595             11,100               23,189             21,189
                                                    ---------------     --------------       --------------     --------------

                                                            27,005            100,721               56,017            198,497
                                                    ---------------     --------------       --------------     --------------


  Net income (loss)                                       (140,519)           422,604             (398,668)           742,757
  Redemptions                                             (301,215)          (297,913)            (397,967)          (614,690)
                                                    ---------------     --------------       --------------     --------------

  Net increase (decrease) in
   Partners' capital                                      (441,734)           124,691             (796,635)           128,067
Partners' capital, beginning
  of period                                              2,823,633          3,458,891            3,178,534          3,455,515
                                                    ---------------     --------------       --------------     --------------

Partners' capital, end
  of period                                            $ 2,381,899         $3,583,582           $2,381,899         $3,583,582
                                                    ===============     ==============       ==============     ==============

Net Asset Value per Unit
  (1,969 and 2,490
  Units outstanding at
  June 30, 1996 and 1995, respectively)                $  1,209.70         $ 1,439.19           $ 1,209.70         $ 1,439.19
                                                    ===============     ==============       ==============     ==============

Net income (loss) per Unit of Limited
  Partnership Interest and General
  Partnership Unit equivalent                          $    (63.35)        $   156.68           $  (175.89)        $   265.43
                                                    ===============     ==============       ==============     ==============

See Notes to Financial Statements.

                     SHEARSON HUTTON PERFORMANCE PARTNERS
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)



1. General:

     Shearson Hutton Performance Partners (the "Partnership") was organized under the laws of the State of Delaware on October 3, 1988 with the name SLH Performance Partners Futures Fund L.P. The Partnership engages in the speculative trading of commodity interests including forward contracts on foreign currencies, commodity options and commodity futures contracts on U.S. Treasuries and certain other financial instruments and foreign currencies. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on June 6, 1989.

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions for the Partnership are being made by SJO, Inc. and Hyman Beck & Company, Inc. (the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition as of June 30, 1996 and the results of its operations for the three and six months ended June 30, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                     SHEARSON HUTTON PERFORMANCE PARTNERS
                        NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1996
                                 (Continued)



2.   Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and six months ended June 30, 1996 and 1995 were as follows:


                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                       JUNE 30,                 JUNE 30,
                                   1996        1995         1996        1995


Net realized and unrealized
 gains (losses)                $  (63.67)   $  177.74    $ (177.08)   $  306.50
Interest income                    12.49        16.29        26.01        29.47
Expenses                          (12.17)      (37.35)      (24.82)      (70.54)
                               ---------    ---------    ---------    ---------
Increase (decrease)
 for period                       (63.35)      156.68      (175.89)      265.43

Net Asset Value per Unit,
 beginning of period            1,273.05     1,282.50     1,385.59     1,173.75
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
 end of period                 $1,209.70    $1,439.18    $1,209.70    $1,439.18
                               =========    =========    =========    =========


3.   Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statements of income and expenses.

     The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1996 was $53,841 and the average fair value during the six months then ended, based on monthly calculation was $69,510.

4.   Financial Instrument Risk:

     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gains and loss transactions, and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $13,898,843 and $15,562,128, respectively, as detailed below. All of these instruments mature within one year of June 30, 1996. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1996, the Partnership had net unrealized trading gains of $53,841, as detailed below.


                                    NOTIONAL OR CONTRACTUAL             NET
                                     AMOUNT OF COMMITMENTS          UNREALIZED
                                  TO PURCHASE      TO SELL          GAIN/(LOSS)
                                  -----------      ------------     -----------

Currencies*                       $ 4,070,619       $ 4,057,074      $ 16,782
Interest Rates Non US               8,406,435         9,025,454         6,657
Metals                                783,074         1,816,011        16,621
Softs                                 149,061           234,775        15,486
Indices                               489,654           428,814        (1,705)
                                  -----------       -----------      ---------

Totals                            $13,898,843       $15,562,128      $ 53,841
                                  ===========       ===========      ========


*The notional or contractual commitment amounts and the net unrealized gain amount listed for the currency sector represent OTC contracts. All other sectors listed represent exchange traded contracts.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.


Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 1996.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 1996, Partnership capital decreased 25.1% from $3,178,534 to $2,381,899. This decrease was attributable to the redemption of 325 limited partnership Units resulting in an outflow of $397,967 and by a net loss from operations of $398,668 for the six months ended June 30, 1996. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's second quarter of 1996, the net asset value per Unit decreased 5.0% from $1,273.05 to $1,209.70 as compared to the second quarter of 1995 in which the net asset value per Unit increased 12.2%. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1996 of $84,877. Losses were recognized in the trading of commodity futures in interest rates and agricultural products and were partially offset by gains recognized in metals, indices and currencies. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1995 of $566,456. Gains were recognized in the trading of commodity futures in agricultural products, indices, currencies and interest rates, and were partially offset by losses recognized in metals.

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

     Interest income on 80% of the Partnership's daily average equity was earned on the monthly average 13-week U.S. Treasury bill yield. Interest income for the three and six months ended June 30, 1996 decreased by $16,262 and $24,058, respectively, as compared to the corresponding periods in 1995. This decrease was attributable to a decrease in interest rates in the first and second quarters of 1996 as compared to the corresponding periods of 1995 coupled with the effect of redemptions on the Partnership's equity maintained in cash.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and six months ended June 30, 1996 decreased by $30,756 and $40,646, as compared to the corresponding periods in 1995.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 1996 decreased by $6,678 and $4,795 respectively, as compared to the corresponding periods in 1995.

     Incentive fees are based on the new appreciation generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. No incentive fees were earned during the three and six months ended June 30, 1996. Trading performance for the three and six months ended June 30, 1995 resulted in incentive fees of $67,533 and $139,685, respectively.

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

SHEARSON HUTTON PERFORMANCE PARTNERS


By:   Smith Barney Futures Management Inc.
      (General Partner)



By:   /s/ David J.Vogel, President
      ----------------------------------
      David J. Vogel, President

Date: 8/14/96


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
      (General Partner)



By:   /s/ David J.Vogel, President
      ----------------------------------
      David J. Vogel, President

Date: 8/14/96


By:   /s/ Daniel A. Dantuono
      ----------------------------------
      Daniel A. Dantuono
      Chief Financial Officer and
      Director

Date: 8/14/96