Form 10-Q
period 1996-09-30
SLH PERFORMANCE PARTNERS FUTURES FUND LP
filed 1996-11-14
CIK 841941

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1996

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



                                                                         Page
                                                                        Number

PART I - Financial Information:

            Item 1.     Financial Statements:

                        Statements of Financial Condition
                        at September 30, 1996 and December 31,
                        1995.                                              3

                        Statements of Income and Expenses
                        and Partners' Capital for the Three
                        and Nine Months ended September 30,
                        1996 and 1995.                                     4

                        Notes to Financial Statements                    5 - 8

            Item 2.     Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                       9 - 10

PART II - Other Information                                                11

                                     PART I

                          Item 1. Financial Statements

                      SHEARSON HUTTON PERFORMANCE PARTNERS
                        STATEMENTS OF FINANCIAL CONDITION


                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1996          1995
                                                       ----------     ----------
                                                       (Unaudited)
ASSETS

Equity in commodity futures trading account:
  Cash and cash equivalents                            $2,319,007     $3,219,888
  Net unrealized  appreciation
   on open futures contracts                              273,522        116,804

                                                       ----------     ----------

                                                        2,592,529      3,336,692

Interest receivable                                         8,193         12,031

                                                       ----------     ----------

                                                       $2,600,722     $3,348,723
                                                       ==========     ==========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

 Accrued expenses:
  Commissions                                          $   16,254     $   20,929
  Management fees                                           4,838          6,217
  Incentive fees                                                -          1,896
  Other                                                    24,257         21,986
 Redemptions payable                                      241,391        119,161

                                                       ----------     ----------

                                                          286,740        170,189
                                                       ----------     ----------

Partners' Capital
  General Partner, 24 Unit
    equivalents outstanding in 1996
    and 1995, respectively                                 31,147         33,254
  Limited Partners, 1,759 and 2,270
    Units of Limited Partnership Interest
    outstanding in 1996 and 1995,
    respectively                                        2,282,835      3,145,280
                                                       ----------     ----------
                                                        2,313,982      3,178,534
                                                       ----------     ----------

                                                       $2,600,722     $3,348,723
                                                       ==========     ==========


See Notes to Financial Statements.

                      SHEARSON HUTTON PERFORMANCE PARTNERS
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                   THREE-MONTHS ENDED                     NINE-MONTHS ENDED
                                                                      SEPTEMBER 30,                         SEPTEMBER 30,

                                                                1996               1995                1996                1995
                                                            -----------         -----------         -----------         -----------

Income:
  Net gains (losses) on trading
   of commodity futures:
  Realized gains (losses) on
   closed positions                                         $     5,671         $  (120,335)        $  (210,640)        $   866,900
  Change in unrealized gains /
  losses on open positions                                      219,681             (29,107)            156,718               4,877

                                                            -----------         -----------         -----------         -----------
                                                                225,352            (149,442)            (53,922)            871,777

Less, brokerage commissions and
  clearing fees ($1,236, $997,
  $3,793 and $4,519, respectively)                              (51,131)            (71,007)           (173,229)           (233,750)

                                                            -----------         -----------         -----------         -----------
  Net realized and unrealized
   gains (losses)                                               174,221            (220,449)           (227,151)            638,027


  Interest income                                                24,810              38,075              83,531             120,854

                                                            -----------         -----------         -----------         -----------
                                                                199,031            (182,374)           (143,620)            758,881

                                                            -----------         -----------         -----------         -----------
Expenses:
  Management fees                                                13,838              19,251              46,666              56,874
  Incentive fees                                                                                                            139,686
  Other                                                          11,719              12,211              34,908              33,400

                                                            -----------         -----------         -----------         -----------
                                                                 25,557              31,462              81,574             229,960

                                                            -----------         -----------         -----------         -----------

  Net income (loss)                                             173,474            (213,836)           (225,194)            528,921
  Redemptions                                                  (241,391)           (148,864)           (639,358)           (763,554)

                                                            -----------         -----------         -----------         -----------

Net decrease in Partners' capital                               (67,917)           (362,700)           (864,552)           (234,633)
Partners' capital, beginning
  of period                                                   2,381,899           3,583,582           3,178,534           3,455,515

                                                            -----------         -----------         -----------         -----------
Partners' capital, end
  of period                                                 $ 2,313,982         $ 3,220,882         $ 2,313,982         $ 3,220,882

                                                            ===========         ===========         ===========         ===========
Net Asset Value per Unit
  (1,783 and 2,380 Units
  outstanding at September 30,
  1996 and 1995, respectively)                              $  1,297.80         $  1,353.31         $  1,297.80         $  1,353.31

                                                            ===========         ===========         ===========         ===========

Net income (loss) per Unit of Limited
  Partnership Interest and General
  Partnership Unit equivalent                               $     88.10         $    (85.88)        $    (87.79)        $    179.56

                                                            ===========         ===========         ===========         ===========

See Notes to Financial Statements.

                     SHEARSON HUTTON PERFORMANCE PARTNERS
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1996
                                  (Unaudited)



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

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition as of September 30, 1996 and the results of its operations for the three and nine months ended September 30, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                     SHEARSON HUTTON PERFORMANCE PARTNERS
                        NOTES TO FINANCIAL STATEMENTS
                              September 30, 1996
                                 (Continued)


2.    Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and nine months ended September 30, 1996 and 1995 were as follows:


                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                    SEPTEMBER 30,             SEPTEMBER 30,
                                  1996         1995         1996        1995
                                  ----         ----         ----        ----

Net realized and unrealized
 gains (losses)                $   88.48    $  (88.54)   $  (88.60)   $  217.97
Interest income                    12.60        15.29        38.61        44.76
Expenses                          (12.98)      (12.63)      (37.80)      (83.17)
                               ---------    ---------    ---------    ---------
Increase (decrease)
 for period                        88.10       (85.88)      (87.79)      179.56

Net Asset Value per Unit,
 beginning of period            1,209.70     1,439.19     1,385.59     1,173.75
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
 end of period                 $1,297.80    $1,353.31    $1,297.80    $1,353.31
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

     All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1996 was $273,522 and the average fair value during the nine months then ended, based on monthly calculation, was $105,969.

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

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions, and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $49,420,153 and $5,157,109, respectively, as detailed below. All of these instruments mature within one year of September 30, 1996. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1996, the Partnership had net unrealized trading gains of $273,522, as detailed below.


                                  NOTIONAL OR CONTRACTUAL             NET
                                   AMOUNT OF COMMITMENTS          UNREALIZED
                                TO PURCHASE      TO SELL          GAIN/(LOSS)
                                -----------      -------          -----------

Currencies*                       $ 3,095,113       $ 2,974,685     $     597
Interest Rates Non US              45,412,970           368,101       262,969
Metals                                433,775         1,504,529         7,801
Softs                                   -               309,794         3,013
Indices                               478,295             -              (858)
                                  -----------       -----------      --------

Totals                            $49,420,153        $5,157,109      $273,522
                                  ===========        ==========      ========


*The notional or contractual commitment amounts and the net unrealized gain amount listed for the currency sector represent OTC contracts. All other sectors listed represent exchange traded contracts.

5.    Subsequent Event:

     Effective October 1, 1996, Hyman Beck & Company Inc. was terminated as an Advisor to the fund and the assets previously managed by Hyman Beck were allocated to the Fund's Advisor, SJO, Inc.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.


Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 1996.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 1996, Partnership capital decreased 27.2% from $3,178,534 to $2,313,982. This decrease was attributable to the redemption of 511 limited partnership Units resulting in an outflow of $639,358 and by a net loss from operations of $225,194 for the nine months ended September 30, 1996. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's third quarter of 1996, the net asset value per Unit increased 7.3% from $1,209.70 to $1,297.80 as compared to the third quarter of 1995 in which the net asset value per Unit decreased 6.0%. The Partnership experienced a net trading gain before commissions and expenses in the third quarter of 1996 of $225,352. This gain was primarily attributable to the trading of commodity futures in interest rates and was partially offset by losses recognized in metals, indices, agricultural products and currencies. The Partnership experienced a net trading loss before commissions and expenses in the third quarter of 1995 of $149,442. Losses were recognized in the trading of commodity futures in agricultural products, interest rates, and metals and were partially offset by gains recognized in currencies and indices.

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

     Interest income on 80% of the Partnership's daily average equity was earned at the monthly average 13-week U.S. Treasury bill yield. Interest income for the three and nine months ended September 30, 1996 decreased by $13,265 and $37,323, respectively, as compared to the corresponding periods in 1995. This decrease was attributable to a decrease in interest rates in 1996 as compared to 1995 coupled with the effect of redemptions on the Partnership's equity maintained in cash.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and nine months ended September 30, 1996 decreased by $19,876 and $60,521, as compared to the corresponding periods in 1995.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 1996 decreased by $5,413 and $10,208 respectively, as compared to the corresponding periods in 1995.

     Incentive fees are based on the new appreciation generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. No incentive fees were earned during the three and nine months ended September 30, 1996. Trading performance for the nine months ended September 30, 1995 resulted in incentive fees of $139,686.

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



By:   /s/ David J.Vogel, President
      David J. Vogel, President

Date:     11/11/96


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
      (General Partner)



By:   /s/ David J.Vogel, President
      David J. Vogel, President

Date:     11/11/96


By:   /s/ Daniel A. Dantuono
      Daniel A. Dantuono
      Chief Financial Officer and
      Director

Date:     11/11/96