Form 10-K
period 1996-12-31
SLH PERFORMANCE PARTNERS FUTURES FUND LP
filed 1997-03-27
CIK 841941

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

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

Securities registered pursuant to Section 12(g) of the Act: 60,000  Units of Limited
                                                            Partnership
                                                            Interest
                                                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ ]

                                    PART I

Item 1.  Business.

      (a) General development of business. Shearson Hutton Performance Partners (the "Partnership") is a limited partnership organized on October 3, 1988 under the Partnership Laws of the State of Delaware. The Partnership engages in speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts including futures contracts on United States Treasuries and other financial instruments, foreign currencies and stock indices. The Partnership commenced trading on June 6, 1989. A total of 60,000 Units of Limited Partnership Interest in the Partnership (the "Units") were offered to the public. A Registration Statement on Form S-1 relating to the public offering of 60,000 Units became effective on December 29, 1988. Redemptions for the years ended December 31, 1996, 1995 and 1994 are reported in the Statement of Partners' Capital on page F-5 under "Item
8. Financial Statements and Supplementary Data."
      Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner acts as commodity broker for the Partnership.
      Under the Limited Partnership Agreement, the General Partner administers the business and affairs of the Partnership. At December 31, 1996, the General Partner, on behalf of the Partnership, had entered into a Management Agreement (the

"Management Agreement") with SJO, Inc. (the "Advisor") who makes all commodity trading decisions for the Partnership. The Advisor is not affiliated with the General Partner or SB and is not responsible for the organization or operation of the Partnership. Hyman Beck & Company Inc. was terminated as an Advisor effective October 1, 1996.
      Pursuant to the terms of the Management Agreement, the Partnership is obligated to pay the Advisor a monthly management fee equal to 2.5% per annum of the Partnership's Net Assets and an incentive fee, payable quarterly, equal to 20% of the Partnership's Trading Profits. Trading Profits do not include interest paid to the Partnership by SB under the terms of the Customer Agreement (the "Customer Agreement").
      Under the terms of the Customer Agreement entered into with SB, the Partnership is obligated to pay SB a monthly brokerage fee equal to .625% of month-end Trading Assets (7-1/2% per year) in lieu of brokerage commissions on a per trade basis. SB pays a portion of such brokerage fees to certain of its financial consultants, who are employees that sold Units in the initial offering. Such financial consultants will receive a portion of the brokerage fees deemed to be attributable to the Units sold by them. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees will be paid may be changed. The Partnership will pay, or reimburse, SB for National Futures Association, exchange, clearing and floor brokerage fees. These fees depend on the number of trades entered into by the Advisor.

The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.
      In addition, SB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.
      (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity futures contracts. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 is set forth under "Item 6. Select Financial Data." The Partnership's capital as of December 31, 1996 was $2,372,374.
      (c)  Narrative description of business.
      See Paragraphs (a) and (b) above.
      (i)  through (x) - Not applicable.
      (xi)  through (xii) - Not applicable.
      (xiii)   The Partnership has no employees.
      (d) Financial Information About Foreign and Domestic
      Operations and Export Sales. The Partnership does not engage in sales of goods or services, and therefore this item is not applicable.

Item 2.  Description of Properties.
      The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SB.
Item 3.  Legal Proceedings.
      There are no pending legal proceedings to which the Partnership is a party or to which any of its assets is subject. No material legal proceedings affecting the Partnership were terminated during the fiscal year.
Item 4.  Submission of Matters to a Vote of Security Holders.
      There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.
                                    PART II
Item 5.    Market for Registrant's Common Equity and Related Security
           Holder Matters.
       (a) Market Information. The Partnership has issued no stock. There is no established public trading market for the Units of Limited Partnership Interest.
       (b)      Holders. The number of holders of Units of Limited
                Partnership Interest as of December 31, 1996 was 265.
       (c) Distribution. The Partnership did not declare a distribution in 1996.

Item 6.  Select Financial Data.
Realized and unrealized trading gains (losses), realized and unrealized gains (losses) on investment in commodity fund, interest income, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 and total assets at December 31, 1996, 1995,
1994, 1993, and 1992 were as follows:

                                             1996             1995              1994            1993            1992
                                         ------------     ------------      ------------    ------------    ------------

Realized and unrealized
 trading gains (losses)
 net of brokerage commissions
 and clearing fees of $229,376,
 $298,137, $401,015, $549,846
 and $650,877, respectively               $   12,275       $  709,968       $ (330,325)      $  414,381      $ (491,523)


Net realized and unrealized
 gains on investments in
 commodity  fund                                                                                                739,157

Interest Income                              109,523           156,521         150,334          149,634         163,872
                                           -----------      -----------     -----------      -----------     ----------

                                          $  121,798        $  866,489      $ (179,991)      $  564,015      $  411,506
                                          ============      ===========     ===========      ===========     ==========


Net Income (loss)                         $   (9,306)*      $  605,734      $ (434,321)      $  282,283      $   87,779
                                          ============      ===========     ===========      ===========     ==========

Increase (decrease) in net
 asset value per unit                         $33.29           $211.84        $(139.00)         $ 54.86         $ 15.31
                                              ========         ========       =========         ========        =======

Total assets                              $2,604,771        $3,348,723      $3,707,481       $5,838,014      $7,451,302
                                          ============      ===========     ===========      ===========     ==========

* The amount shown per Unit in 1996 does not accord with the net loss as shown in the Statement of Income and Expenses for the year ended December 31, 1996 because of the timing of redemptions of the
      Partnership's Units in relation to the fluctuating values of the Partnership's commodity interests.

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

           (5) The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.
           (6) The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.
           (7) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
      The Partnership is party to financial instruments with off- balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. "Financial Statement and Supplementary Data.," for further information on financial instrument risk included in the notes to financial statements.)
       Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, at its discretion, cause the Partnership to cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2008;
(ii) a vote to dissolve the Partnership by limited partners owning more than 50% of the Units; (iii) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the Delaware Revised Uniform Limited Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; (iv) a decline in the Net Asset Value of a Unit as of the close of business on any business day to less than $500; (v) a decline in the aggregate Net Assets of the Partnership to less than $1,000,000; and (vi) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.
      (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
           (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. Furthermore, interest income is dependent upon interest rates over which the Partnership has no control. No forecast can be made as to the level of redemptions in any given period. For the year ended December 31, 1996, 622 Units were redeemed for a total of $796,854. For the year ended December 31, 1995, 624 Units were redeemed for a total of $846,690 and the General Partner redeemed 26 Unit equivalents totaling $36,025. For the year ended December 31, 1994, 1,014 Limited Partnership Units were redeemed for a total of $1,315,546 and the General Partner redeemed 117 Unit equivalents totaling $144,086.

      (c) Results of operations. For the year ended December 31, 1996, the net asset value per Unit increased 2.4% from $1,385.59 to $1,418.88. For the year ended December 31, 1995, the net asset value per unit increased 18.0% from $1,173.75 to $1,385.59. For the year ended December 31, 1994, the net asset value per Unit decreased 10.6%, from $1,312.75 to $1,173.75.
      The Partnership experienced net trading gains of $241,651 before commissions and expenses for the year ended December 31, 1996. Gains were attributable to gains incurred in the trading of commodity futures in interest rates. These gains were partially offset by losses in metals, indices, foreign currencies and agricultural commodity futures.
      The Partnership experienced net trading gains of $1,008,105 before commissions and expenses for the year ended December 31, 1995. Realized trading gains of $852,203 were attributable to gains incurred in the trading of commodity futures in interest rates, stock indices and currencies. These realized gains were partially offset by realized losses in precious metals and agricultural commodity futures.
      The Partnership experienced net trading gains of $70,690 before commissions and expenses for the year ended December 31, 1994. Realized trading gains of $470,880 were attributable to gains incurred in financial, precious metals, grains and oils and stock index commodity futures. These realized gains were partially offset by realized losses experienced in the trading of foods, agricultural and energy commodity futures.

      Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

Item 8.  Financial Statements and Supplementary Data.




                     SHEARSON HUTTON PERFORMANCE PARTNERS
                         INDEX TO FINANCIAL STATEMENTS



                            Page
                            Number


                Report of Independent Accountants.                 F-2

                Financial Statements:
                Statement of Financial Condition at
                December 31, 1996 and 1995.                        F-3

                Statement of Income and Expenses for
                the years ended December 31, 1996,
                1995 and 1994.                                     F-4

                Statement of Partners' Capital for the
                years ended December 31, 1996, 1995 and
                1994.                                              F-5

                Notes to Financial Statements.                    F-6 -  F-11

                                   Continued

                        Report of Independent Accountants

To the Partners of
  Shearson Hutton Performance Partners:

We have audited the accompanying statement of financial condition of SHEARSON HUTTON PERFORMANCE PARTNERS (formerly, SLH Performance Partners Futures Fund L.P.) (a Delaware Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income and expenses and of partners' capital for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shearson Hutton Performance Partners as of December 31, 1996 and 1995, and the results of its operations for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.



                                                      Coopers & Lybrand L.L.P.

New York, New York
February 28, 1997

                      Shearson Hutton Performance Partners
                        Statement of Financial Condition
                           December 31, 1996 and 1995


                                                        1996            1995
Assets:
Equity in commodity futures
 trading account:
  Cash and cash equivalents (Note 3b)                 $2,570,817      $3,219,888
  Net unrealized appreciation
   on open futures
   contracts                                              25,099         116,804
                                                      ----------      ----------
                                                       2,595,916       3,336,692
Interest receivable                                        8,855          12,031
                                                      ----------      ----------
                                                      $2,604,771      $3,348,723
                                                      ==========      ==========
Liabilities and Partners' Capital:
Liabilities:
 Accrued expenses:
  Commissions                                         $   16,280      $   20,929
  Management fees                                          5,393           6,217
  Incentive fees                                          27,557           1,896
  Professional fees                                       22,649
  Other                                                    3,022          21,986
 Redemptions payable (Note 5)                            157,496         119,161
                                                      ----------      ----------
                                                         232,397         170,189
                                                      ----------      ----------

Partners' capital (Notes 1, 5, and 6):
 General Partner, 24 Unit
  equivalents outstanding in 1996                         34,053          33,254
  and 1995
 Limited Partners, 1,648 and 2,270
  Units of Limited Partnership
  Interest
  outstanding in 1996 and 1995,
  respectively                                         2,338,321       3,145,280
                                                      ----------      ----------

                                                       2,372,374       3,178,534
                                                      ----------      ----------
                                                      $2,604,771      $3,348,723
                                                      ==========      ==========


See notes to financial statements.

                      Shearson Hutton Performance Partners
                        Statement of Income and Expenses
                               for the years ended
                        December 31, 1996, 1995 and 1994


                                          1996           1995          1994
Income:
 Net gains (losses) on trading of
  commodity interests:
  Realized gains on
   closed positions                  $   333,356     $   852,203    $   470,880
  Change in unrealized
   gains/losses
   on open positions                     (91,705)        155,902       (400,190)
                                     -----------     -----------    -----------
                                         241,651       1,008,105         70,690
 Less, Brokerage commissions and
  clearing fees ($5,970, $5,365,
  and $14,935,
  respectively) (Note 3b)               (229,376)       (298,137)      (401,015)
                                     -----------     -----------    -----------
 Net realized and unrealized
  gains (losses)                          12,275         709,968       (330,025)
 Interest income (Note 3b)               109,523         156,521        150,334
                                     -----------     -----------    -----------
                                         121,798         866,489       (179,991)
                                     -----------     -----------    -----------
Expenses:
 Management fees (Note 3a)                63,161          75,214        107,797
 Incentive fees (Note 3a)                 27,557         141,581         99,189
 Other expenses                           40,386          43,960         47,344
                                     -----------     -----------    -----------
                                         131,104         260,755        254,330
                                     -----------     -----------    -----------
Net income (loss)                    $    (9,306)    $   605,734    $  (434,321)
                                     ===========     ===========    ===========
Net income (loss) per Unit of
 Limited Partnership Interest
 and General Partner Unit
 equivalent (Notes 1 and 6)          $     33.29*    $    211.84    $   (139.00)
                                     ===========     ===========    ===========

* The amount shown per Unit in 1996 does not accord with the net loss as shown in the Statement of Income and Expenses for the year ended December 31, 1996 because of the timing of redemptions of the Partnership's Units in relation to the fluctuating values of the Partnership's commodity interests.



See notes to financial statements.

                      Shearson Hutton Performance Partners
              Statement of Partners' Capital for the years ended
                        December 31, 1996, 1995, and 1994


                                       Limited         General
                                       Partners        Partner         Total
Partners' capital at
  December 31, 1993                 $ 5,130,238     $   219,230     $ 5,349,468
Net loss                               (417,865)        (16,456)       (434,321)
Redemption of 1,014
  Units of Limited
  Partnership Interest
  and General Partner
  redemption representing
  117 Unit equivalents               (1,315,546)       (144,086)     (1,459,632)
                                    -----------     -----------     -----------
Partners' capital at
  December 31, 1994                   3,396,827          58,688       3,455,515
Net Income                              595,143          10,591         605,734
Redemption of 624
  Units of Limited
  Partnership Interest
  and General Partner
  redemption representing
  26 Unit equivalents                  (846,690)        (36,025)       (882,715)
                                    -----------     -----------     -----------
Partners' capital at
  December 31, 1995                 $ 3,145,280     $    33,254     $ 3,178,534
Net income (loss) (Note 6)              (10,105)            799          (9,306)
Redemption of 622
  Units of Limited
  Partnership Interest                 (796,854)             --        (796,854)
                                    -----------     -----------     -----------
Partners' capital at
 December 31, 1996                  $ 2,338,321     $    34,053     $ 2,372,374
                                    ===========     ===========     ===========


See notes to financial statements.

                      Shearson Hutton Performance Partners
                          Notes to Financial Statements


1. Partnership Organization:

   Shearson Hutton Performance Partners (formerly SLH Performance Partners Futures Fund L.P.) (the "Partnership") is a limited partnership which was organized on October 3, 1988 under the partnership laws of the State of Delaware and commenced trading operations on June 6, 1989. The Partnership is engaged in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership was authorized to sell 60,000 Units of Limited Partnership Interest ("Units") during the public offering period.

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

2. Accounting Policies:

   a.All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at market value for those commodity interests for which market quotations are readily available or at fair value on the last business day of the year. Investments in commodity interests denominated in foreign currency are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gain (loss) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

                      Shearson Hutton Performance Partners
                          Notes to Financial Statements


   b.Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

   c.The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3. Agreements:

   a.Management Agreement:

     The General Partner, on behalf of the Partnership, has entered into a Management Agreement with SJO, Inc. (the "Advisor") which provides that the Advisor has sole discretion in determining the investment of the assets of the Partnership allocated to the Advisor by the General Partner. As compensation for services, the Partnership is obligated to pay the Advisor a management fee payable monthly equal to 2.5% per annum of the Net Assets managed by the Advisor and an incentive fee payable quarterly equal to 20% of Trading Profits. Hyman Beck & Company, Inc. was terminated as an Advisor effective October 1, 1996.

   b.Customer Agreement:

     The Partnership has entered into a Customer Agreement which was assigned to SB whereby SB provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisor. The Partnership is obligated to pay brokerage commissions to SB at .625% of month end Trading Assets per month (7.5% per year) in lieu of brokerage commissions on a per trade basis. A portion of this fee is paid to employees of SB who have sold Units of the Partnership. This fee does not include exchange, clearing, user, giveup, floor brokerage and NFA fees which will be borne by the Partnership. All of the Partnership's assets are deposited in the Partnership's account at SB. The Partnership's cash is deposited by SB in segregated bank accounts, as required by Commodity Futures Trading Commission regulations. At December 31, 1996 and 1995, the amount of cash held for margin requirements was $425,859 and $505,136, respectively. SB will pay the Partnership interest on 80% of the average daily equity in its account during each month at the rate of the average non-competitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party.

                      Shearson Hutton Performance Partners
                          Notes to Financial Statements


4. Trading Activities:

   The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

   All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at December 31,1996 and 1995 was $25,099 and $116,804, respectively, and the average fair value during the years then ended, based on monthly calculation, was $118,151 and $125,387, respectively.

5. Distributions and Redemptions:

   Distributions of profits, if any, will be made at the sole discretion of the General Partner; however, a limited partner may redeem all or some of his Units at the Net Asset Value thereof as of the last day of any calendar quarter on fifteen days written notice to the General Partner, provided that no redemption may result in the limited partner holding fewer than three Units after redemption is effected.

                      Shearson Hutton Performance Partners
                          Notes to Financial Statements


6. Net Asset Value Per Unit:

   Changes in the net asset value per Unit for the years ended December 31,1996, 1995 and 1994 were as follows:



                           1996           1995            1994
   Net realized and
   unrealized
   gains (losses)          $45.70        $248.21       $(110.57)
   Interest income          53.19          59.74          43.35
   Expenses                (65.60)        (96.11)        (71.78)
                         --------       --------       --------
   Increase (decrease)
   for year                 33.29*        211.84        (139.00)
   Net asset value
   per Unit, beginning
   of year                1,385.59       1,173.75       1,312.75
                         ---------      ---------      ---------
   Net asset value
   per Unit, end
   of year               $1,418.88      $1,385.59      $1,173.75
                         =========      =========      =========

* The amount shown per Unit in 1996 does not accord with the net loss as shown in the Statement of Income and Expenses for the year ended December 31, 1996 because of the timing of redemptions of the Partnership's Units in relation to the fluctuating values of the Partnership's commodity interests.

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

                      Shearson Hutton Performance Partners
                          Notes to Financial Statements


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

   The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics.In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

                      Shearson Hutton Performance Partners
                          Notes to Financial Statements


   The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At December 31, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $47,001,136 and $8,603,362, respectively, as detailed below. All of these instruments mature within one year of December 31, 1996 and are exchange traded contracts. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At December 31, 1996, the fair value of the Partnership's derivatives, including options thereon, was $25,099, as detailed below.


                       Notional or Contractual
                        Amount of Commitments
                     To Purchase      To Sell        Fair Value
Interest Rate
 Non-U.S.            $47,001,136     $8,603,362       $25,099

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and financial disclosure
        During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.
                                   PART III
Item 10. Directors and Executive Officers of the Registrant.
        The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions are made by the Advisors.
Item 11. Executive Compensation.
        The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item
1. Business." For the year ended December 31, 1996, SB earned $229,376 in brokerage commissions and clearing fees.
        The Advisors manage the Partnership's assets and receive a monthly management fee and a quarterly incentive fee, as described under "Item 1. Business." and "Item 8. Financial Statements and Supplementary Data.", Note 3a. For the year ended December 31, 1996, the Advisors earned $63,161 in management fees and $27,557 in incentive fees.

Item 12.      Security Ownership of Certain Beneficial Owners and
              Management
        (a). Security ownership of certain beneficial owners.  As of
March 1, 1997, one beneficial owner who is neither a director nor executive officer owns more than five percent (5%) of the
outstanding Units issued by the Registrant as follows:
Title           Name and Address of           Amount and Nature of    Percent of
of Class        Beneficial Owner              Beneficial Ownership      Class

Units           Renisa SA                           100 Units           5.98%
Limited         1780 Avenida Del Mundo
Partnership     Apt. 707
Interest        Coronado, CA 92118-3058


    (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 24 Units (1.4%) of Limited Partnership Interest as of December 31, 1996.
    (c). Changes in control.  None.
Item 13. Certain Relationship and Related Transactions.
        Smith Barney Inc. and Smith Barney Futures Management Inc. would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business." and "Item 8. Financial Statements and Supplementary Data.", Notes 3a and 3b and "Item 11. Executive Compensation."

                                        PART IV
Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form
                8-K.
      (a)(1)    Financial Statements:
                Statement of Financial Condition at December 31, 1996, and 1995. Statement of Income and Expenses for the years ended December 31, 1996, 1995 and 1994.
                Statement of Partners' Capital for the years ended December 31, 1996, 1995 and 1994.
         (2)    Financial Statement Schedules: None.
         (3)    Exhibits:
       3.1 - Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement No.33-25255 and incorporated herein by reference).
       3.2 - Certificate of Limited Partnership of the Partnership as filed on October 3, 1988 (filed as Exhibit 3.2 to the
              Registration Statement No. 33-25255 and incorporated herein by reference).
       10.1-  Customer Agreement between the Partnership and Shearson
              Lehman Hutton Inc. dated as of December 28, 1988 (previously filed).
       10.2- Escrow Agreement between the Partnership and European American Bank (previously filed).

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

       10.14-   Letter dated February 16, 1995 from General Partner to SJO,
                Inc. and Hyman Beck and Company, Inc. extending Management Agreements to June 30, 1995 (filed as Exhibit 10.14 to Form
                10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference).
       10.15- Letter dated September 26, 1996 from General Partner to Hyman Beck and Company, Inc. terminating the Management Agreement effective as of October 1, 1996 (filed herein).

    (b)   Reports on 8-K:  None Filed.

    Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                      SIGNATURES

         Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 24th day of March 1997.

SHEARSON HUTTON PERFORMANCE PARTNERS


By: Smith Barney Futures Management Inc.
           (General Partner)



By  /s/        David J. Vogel
    David J. Vogel, President & Director


        Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons in the capacities and on the date indicated.



/s/     David J. Vogel                        /s/     Jack H. Lehman III
David J. Vogel,                               Jack H. Lehman III
Director, Principal Executive                 Chairman and Director
Officer and President



/s/      Michael Schaefer                     /s/    Daniel A. Dantuono
Michael Schaefer                              Daniel A. Dantuono
Director                                      Treasurer, Chief Financial
                                              Officer and Director



/s/  Philip M. Waterman, Jr.                  /s/ Daniel R. McAuliffe, Jr.
Philip M. Waterman, Jr.                       Daniel R. McAuliffe, Jr.
Director and Vice-Chairman                    Director




/s/ Steve J. Keltz                            /s/   Shelley Ullman
Steve J. Keltz                                Shelley Ullman
Secretary and Director                        Director