Form 10-Q
period 1997-03-31
SLH PERFORMANCE PARTNERS FUTURES FUND LP
filed 1997-05-14
CIK 841941

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1997

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



                                                                        Page
                                                                       Number

PART I - Financial Information:

            Item 1.     Financial Statements:

                        Statement of Financial Condition
                        at March 31, 1997 and December 31,
                        1996.                                              3

                        Statement of Income and Expenses
                        and Partners' Capital for the Three
                        Months ended March 31, 1997 and 1996.              4

                        Notes to Financial Statements                    5 - 8

            Item 2.     Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                       9 - 10

PART II - Other Information                                                11

                                     PART I

                          Item 1. Financial Statements

                      SHEARSON HUTTON PERFORMANCE PARTNERS
                        STATEMENT OF FINANCIAL CONDITION


                                                       MARCH 31,    DECEMBER 31,
                                                         1997           1996
                                                     -----------     -----------
                         ASSETS:                     (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                          $ 2,164,674     $ 2,570,817
  Net unrealized  appreciation (depreciation)
   on open futures contracts                             (15,571)         25,099



                                                     -----------     -----------
                                                       2,149,103       2,595,916

Interest receivable                                        7,709           8,855
                                                     ___________     ___________

                                                     $ 2,156,812     $ 2,604,771
                                                     ===========     ===========



           LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                        $    13,480     $    16,280
  Management fees                                          4,465           5,393
  Incentive fees                                               0          27,557
  Professional fees                                       17,381          22,649
  Other                                                    2,198           3,022
 Redemptions payable                                     155,905         157,496
                                                     ___________     ___________

                                                         193,429         232,397
                                                     -----------     -----------

Partners' Capital:
  General Partner, 24 Unit
    equivalents outstanding in 1997
    and 1996, respectively                                30,420          34,053
  Limited Partners, 1,525 and 1,648
    Units of Limited Partnership Interest
    outstanding in 1997 and 1996,
    respectively                                       1,932,963       2,338,321
                                                     -----------     -----------
                                                       1,963,383       2,372,374
                                                     -----------     -----------

                                                     $ 2,156,812     $ 2,604,771
                                                     ===========     ===========

See Notes to Financial Statements.

                      SHEARSON HUTTON PERFORMANCE PARTNERS
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                         THREE-MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                         1997           1996
                                                     --------------------------
Income:
  Net losses on trading of commodity
   futures:
  Realized losses on closed positions                $  (160,931)   $  (112,428)
  Change in unrealized gains/losses on open
   positions                                             (40,670)       (81,969)
                                                     ___________    ___________

                                                        (201,601)      (194,397)
Less, brokerage commissions and clearing fees
  ($2,520 and $1,548, respectively)                      (50,621)       (65,765)
                                                     ___________    ___________

  Net realized and unrealized losses                    (252,222)      (260,162)


  Interest income                                         22,769         31,025
                                                     ___________    ___________

                                                        (229,453)      (229,137)
                                                     ___________    ___________

Expenses:
  Management fees                                         13,868         17,418
  Other                                                    9,765          11594
                                                     ___________    ___________

                                                          23,633         29,012
                                                     ___________    ___________

  Net loss                                              (253,086)      (258,149)
  Redemptions payable                                   (155,905)       (96,752)
                                                     ___________    ___________

  Net decrease in Partners' capital                     (408,991)      (354,901)

Partners' capital, beginning of period                 2,372,374      3,178,534
                                                     ___________    ___________

Partners' capital, end of period                     $ 1,963,383    $ 2,823,633
                                                     -----------    -----------

Net asset value per Unit
  (1,549 and 2,218 Units outstanding at
  March 31, 1997 and 1996, respectively)             $  1,267.52    $  1,273.05
                                                     -----------    -----------

Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent       $   (151.36)   $   (112.54)
                                                     -----------    -----------


See Notes to Financial Statements.

                      SHEARSON HUTTON PERFORMANCE PARTNERS
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)



1. General:

      Shearson Hutton Performance Partners (the "Partnership") was organized under the laws of the State of Delaware on October 3, 1988 to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on June 6, 1989.

        Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions for the Partnership are being made by SJO, Inc. (the "Advisor").

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                      SHEARSON HUTTON PERFORMANCE PARTNERS
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (Continued)



2.  Net Asset Value Per Unit:

      Changes in net asset value per Unit for the three months ended March 31, 1997 and 1996 were as follows:


                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                              1997          1996
                                           ---------------------


Net realized and unrealized
 losses                                  $ (150.86)      $ (113.41)
Interest income                              13.63           13.52
Expenses                                    (14.13)         (12.65)
                                         ----------      ----------

Decrease for period                        (151.36)        (112.54)

Net Asset Value per Unit,
 beginning of period                      1,418.88        1,385.59
                                         ----------      ---------

Net Asset Value per Unit,
 end of period                           $1,267.52       $1,273.05
                                         ==========      =========



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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at March 31, 1997 was ($15,571) and the average fair value during the three months then ended, based on monthly calculation was $3,433.

4.   Financial Instrument Risk:

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At March 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $0 and $27,688,327, respectively, as detailed below. All of these instruments mature within one year of March 31, 1997 and are exchange traded contracts. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1997, the fair value of the Partnership's derivatives was ($15,571), as detailed below.


                                    NOTIONAL OR CONTRACTUAL
                                     AMOUNT OF COMMITMENTS
                                  TO PURCHASE      TO SELL          FAIR VALUE

Interest Rates Non-U.S.           $         0       $27,688,327     $(15,571)
                                  ===========       ===========     =========




5.    Subsequent Event:

        Trendlogic Associates, Inc. has been added as an Advisor to the Partnership effective April 1, 1997.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.


Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 1997.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the three months ended March 31, 1997, Partnership capital decreased 17.2% from $2,372,374 to $1,963,383. This decrease was attributable to a net loss from operations of $253,086 coupled with the redemption of 123 Units resulting in an outflow of $155,905 for the three months ended March 31, 1997. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's first quarter of 1997, the net asset value per Unit decreased 10.7% from $1,418.88 to $1,267.52 as compared to the first quarter of 1996 in which the net asset value per Unit decreased 8.1%. The Partnership experienced a net trading loss before commissions and expenses in the first quarter of 1997 of $201,601. This loss was attributable to the trading of commodity futures in non-U.S. interest rates. The Partnership experienced a net trading loss before commissions and expenses in the first quarter of 1996 of $194,397. Losses were recognized in the trading of commodity futures in agricultural products, interest rates, currencies, indices and metals.

      Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify correctly those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

      Interest income on 80% of the Partnership's daily average equity was earned on the monthly average 13-week U.S. Treasury bill yield. Interest income for the three months ended March 31, 1997 decreased by $8,256, as compared to the corresponding period in 1996. This decrease was attributable to the effect of redemptions on the Partnership's equity maintained in cash.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three months ended March 31, 1997 decreased by $15,144, as compared to the corresponding period in 1996.

      Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1997 decreased by $3,550, as compared to the corresponding period in 1996.

      Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. No incentive fees were earned during the three months ended March 31, 1997 or 1996.

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

Date:       5/12/97


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
      (General Partner)



By:   /s/ David J.Vogel, President
      David J. Vogel, President

Date:       5/12/97


By:   /s/ Daniel A. Dantuono
      Daniel A. Dantuono
      Chief Financial Officer and
      Director

Date:       5/12/97