Form 10-Q
period 1997-09-30
SLH PERFORMANCE PARTNERS FUTURES FUND LP
filed 1997-11-13
CIK 841941

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1997

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

                  Statement of Financial Condition
                  at September 30, 1997 and December 31,
                  1996.                                                   3

                  Statement of Income and Expenses
                  and Partners' Capital for the Three
                  and Nine Months ended September 30, 1997
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

                                      PART I

                           Item 1. Financial Statements

                       SHEARSON HUTTON PERFORMANCE PARTNERS
                         STATEMENT OF FINANCIAL CONDITION


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                          1997         1996
                                                      -----------    -----------
               ASSETS:                                (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                            $1,832,704     $2,570,817
  Net unrealized  appreciation
   on open futures contracts                              136,747         25,099

                                                       ----------     ----------
                                                        1,969,451      2,595,916

Interest receivable                                         6,224          8,855
                                                       __________     __________

                                                       $1,975,675     $2,604,771
                                                       ==========     ==========



 LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                          $   12,348     $   16,280
  Management fees                                           3,700          5,393
  Incentive fees                                                0         27,557
  Professional fees                                        17,256         22,649
  Other                                                       638          3,022
 Redemptions payable                                      115,886        157,496
                                                       __________     __________

                                                          149,828        232,397
                                                       ----------     ----------

Partners' Capital:
  General Partner, 24 Unit
    equivalents outstanding in 1997
    and 1996, respectively                                 30,903         34,053
  Limited Partners, 1,394 and 1,648
    Units of Limited Partnership Interest
    outstanding in 1997 and 1996,
    respectively                                        1,794,944      2,338,321
                                                       ----------     ----------
                                                        1,825,847      2,372,374
                                                       ----------     ----------

                                                       $1,975,675     $2,604,771
                                                       ==========     ==========

See Notes to Financial Statements.

                      SHEARSON HUTTON PERFORMANCE PARTNERS
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                  THREE-MONTHS ENDED                     NINE-MONTHS ENDED
                                                                     SEPTEMBER 30,                          SEPTEMBER 30,
                                                           --------------------------------        ---------------------------------
                                                                1997               1996                1997                1996
                                                           ------------         -----------        ------------        -------------
Income:
  Net gains (losses) on trading
   of commodity futures:
  Realized gains (losses) on
   closed positions                                         $    86,309         $     5,671         $  (193,890)        $  (210,640)
  Change in unrealized gains /
  losses on open positions                                       33,950             219,681             111,648             156,718
                                                            ___________         ___________         ___________         ___________
                                                                120,259             225,352             (82,242)            (53,922)

Less, brokerage commissions and
  clearing fees ($2,196, $1,236,
  $6,131 and $3,793, respectively)                              (43,343)            (51,131)           (136,829)           (173,229)
                                                            ___________         ___________         ___________         ___________
  Net realized and unrealized
   gains (losses)                                                76,916             174,221            (219,071)           (227,151)


  Interest income                                                19,749              24,810              62,139              83,531
                                                            ___________         ___________         ___________         ___________
                                                                 96,665             199,031            (156,932)           (143,620)
                                                            ___________         ___________         ___________         ___________
Expenses:
  Management fees                                                11,237              13,838              35,902              46,666
  Other                                                          11,482              11,719              31,120              34,908
                                                            ___________         ___________         ___________         ___________
                                                                 22,719              25,557              67,022              81,574
                                                            ___________         ___________         ___________         ___________

  Net income (loss)                                              73,946             173,474            (223,954)           (225,194)
  Redemptions                                                  (115,886)           (241,391)           (322,573)           (639,358)
                                                            ___________         ___________         ___________         ___________

Net decrease in Partners' capital                               (41,940)            (67,917)           (546,527)           (864,552)
Partners' capital, beginning
  of period                                                   1,867,787           2,381,899           2,372,374           3,178,534
                                                            ___________         ___________         ___________         ___________
Partners' capital, end
  of period                                                 $ 1,825,847         $ 2,313,982         $ 1,825,847         $ 2,313,982

                                                            ===========         ===========         ===========         ===========
Net Asset Value per Unit
  (1,418 and 1,783 Units
  outstanding at September 30,
  1997 and 1996, respectively)                              $  1,287.62         $  1,297.80         $  1,287.62         $  1,297.80

                                                            ===========         ===========         ===========         ===========

Net income (loss) per Unit of Limited
  Partnership Interest and General
  Partnership Unit equivalent                               $     49.03         $     88.10         $   (131.26)        $    (87.79)
                                                            ===========         ===========         ===========         ===========


See Notes to Financial Statements.
                                      4

                     SHEARSON HUTTON PERFORMANCE PARTNERS
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1997
                                  (Unaudited)



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

       Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions for the Partnership are being made by SJO, Inc. and TrendLogic Associates, Inc. (the "Advisors").

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition as of September 30, 1997 and the results of its operations for the three and nine months ended September 30, 1997 and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                     SHEARSON HUTTON PERFORMANCE PARTNERS
                        NOTES TO FINANCIAL STATEMENTS
                              September 30, 1997
                                 (Continued)



2.  Net Asset Value Per Unit:

      Changes in net asset value per Unit for the three and nine months ended September 30, 1997 and 1996 were as follows:

                                 THREE-MONTHS ENDED           NINE-MONTHS ENDED
                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                  1997        1996            1997        1996
Net realized and unrealized
 gains (losses)                $   51.00    $   88.48    $ (128.11)   $  (88.60)
Interest income                    13.10        12.60        39.39        38.61
Expenses                          (15.07)      (12.98)      (42.54)      (37.80)
                               ---------    ---------    ---------    ---------

Increase (decrease) for
 period                            49.03        88.10      (131.26)      (87.79)

Net Asset Value per Unit,
  beginning of period           1,238.59     1,209.70     1,418.88     1,385.59
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period                $1,287.62    $1,297.80    $1,287.62    $1,297.80
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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1997 was $136,747 and the average fair value during the nine months then ended, based on monthly calculation was $82,596.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $19,337,989 and $3,737,427, respectively, as detailed below. All of these instruments mature within one year of September 30, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1997, the fair value of the Partnership's derivatives was $136,747, as detailed below.


                                       NOTIONAL OR CONTRACTUAL
                                        AMOUNT OF COMMITMENTS
                                   TO PURCHASE       TO SELL       FAIR VALUE

Currencies
- Exchange Traded Contracts         $   568,033     $  195,520      $ (1,933)
- OTC Contracts                       1,608,735      1,485,590        (6,933)
Energy                                  235,932              0        10,302
Interest Rates U.S.                   1,033,834              0         4,259
Interest Rates Non-U.S.              15,682,238      1,221,290       125,123
Grains                                   56,700         62,350        (3,362)
Livestock                                     0         76,950           840
Softs                                    70,992        187,603         7,666
Metals                                   81,525        286,125           375
Indices                                       0        221,999           410
                                    ------------    -----------     --------

Totals                              $19,337,989     $3,737,427      $136,747
                                    ============    ===========     ========


5.  Pending Merger:

       On September 24, 1997, Travelers Group Inc. ("Travelers") and Salomon Inc ("Salomon") announced an agreement and plan of merger pursuant to which Salomon will become a wholly owned subsidiary of Travelers and Smith Barney Holdings Inc., the parent company of Smith Barney Inc. and Smith Barney Futures
Management Inc., will be merged into Salomon forming Salomon Smith Barney Holdings Inc. The transaction is expected to be completed by year-end 1997.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.


Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 1997.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the nine months ended September 30, 1997, Partnership capital decreased 23% from $2,372,374 to $1,825,847. This decrease was attributable to a net loss from operations of $223,954 coupled with the redemption of 254 Units resulting in an outflow of $322,573 for the nine months ended September 30,
1997. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's third quarter of 1997, the net asset value per Unit increased 4.0% from $1,238.59 to $1,287.62 as compared to the third quarter of 1996 in which the net asset value per Unit increased 7.3%. The Partnership experienced a net trading gain before commissions and expenses in the third quarter of 1997 of $120,259. This gain was attributable to the trading of commodity futures in currencies, energy products, U.S. and non U.S. interest rates and metals and was partially offset by losses in grains, softs, livestock and indices. The Partnership experienced a net trading gain before commissions and expenses in the third quarter of 1996 of $225,352. Gains were recognized in the trading of commodity futures in interest rates and were partially offset by losses recognized in agricultural products, currencies, indices and metals.

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

      Interest income on 80% of the Partnership's daily average equity was earned on the monthly average 13-week U.S. Treasury bill yield. Interest income for the three and nine months ended September 30, 1997 decreased by $5,061 and $21,392, respectively, as compared to the corresponding periods in 1996. This decrease was attributable to the effect of redemptions on the Partnership's equity maintained in cash.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and nine months ended September 30, 1997 decreased by $7,788 and $36,400, respectively, as compared to the corresponding periods in 1996.

      Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 1997 decreased by $2,601 and $10,764, respectively, as compared to the corresponding periods in 1996.

      Incentive fees are based on the new trading profits generated by the Advisors as defined in the advisory agreement between the Partnership, the General Partner and each Advisor. No incentive fees were earned during the three and nine months ended September 30, 1997 or 1996.

                           PART II OTHER INFORMATION


Item 1.      Legal Proceedings - None

Item 2.      Changes in Securities and Use of Proceeds - None

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



By:   /s/ David J. Vogel, President
      David J. Vogel, President

Date:       11/12/97


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
      (General Partner)



By:   /s/ David J.Vogel, President
      David J. Vogel, President

Date:       11/12/97


By:   /s/ Daniel A. Dantuono
      Daniel A. Dantuono
      Chief Financial Officer and
      Director

Date:       11/12/97