Form 10-K
period 1997-12-31
SLH PERFORMANCE PARTNERS FUTURES FUND LP
filed 1998-03-27
CIK 841941

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

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

Item 1.  Business.

      (a) General development of business. Shearson Hutton Performance Partners (the "Partnership") is a limited partnership organized on October 3, 1988 under the Partnership Laws of the State of Delaware. The Partnership engages in speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts including futures contracts on United States Treasuries and other financial instruments, foreign currencies and stock indices. The Partnership commenced trading on June 6, 1989. A total of 60,000 Units of Limited Partnership Interest in the Partnership (the "Units") were offered to the public. A Registration Statement on Form S-1 relating to the public offering of 60,000 Units became effective on December 29, 1988. Redemptions for the years ended December 31, 1997, 1996 and 1995 are reported in the Statement of Partners' Capital on page F-5 under "Item
8. Financial Statements and Supplementary Data."

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership and is a wholly owned subsidiary of Smith Barney Inc. ("SB"). SB acts as commodity broker for the Partnership. On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group Inc. SB is a wholly owned subsidiary of SSBH.

      The Partnership ceased trading during December 1997. The General Partner withdrew effective December 31, 1997, and the Partnership terminated operations as of that date. Distribution of the Partnership's capital was made subsequent to that date.

      Under the Limited Partnership Agreement, the General Partner administers the business and affairs of the Partnership. At December 31, 1997, the General Partner, on behalf of the Partnership, had entered into Management Agreements (the "Management Agreement") with SJO, Inc. and TrendLogic Associates Inc. (the "Advisors") who make all commodity trading decisions for the Partnership. Two of the principals of TrendLogic Associates, Mr. Paul E. Dean and Mr. Richard Semels, are employees of SB. TrendLogic Associates was added as an Advisor to the Partnership effective April 3, 1997.

      Pursuant to the terms of the Management Agreement, the Partnership is obligated to pay SJO, Inc. and TrendLogic Associates Inc. a monthly management fee equal to 2.5% and 2% per annum of the Partnership's Net Assets, respectively, and an incentive fee, payable quarterly, equal to 20% of the Partnership's Trading Profits. Trading Profits do not include interest paid to the Partnership by SB under the terms of the Customer Agreement (the "Customer Agreement").

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

      In addition, SB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month the rate equal to the average non competitive yield of 13- week U.S. Treasury Bills as determined at the weekly auctions thereof during the month.

      (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity futures contracts. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 is set forth under "Item 6. Select Financial Data." The Partnership's capital as of December 31, 1997 was $1,225,424.

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

                                    PART II
Item 5.    Market for Registrant's Common Equity and Related Security
           Holder Matters.
       (a) Market Information. The Partnership has issued no stock. There is no established public trading market for the Units of Limited Partnership Interest.
       (b) Holders. The number of holders of Units of Limited Partnership Interest as of December 31, 1997 was 160.
       (c) Distribution. The Partnership did not declare a distribution in 1997 or 1996.

Item 6.  Select Financial Data.
           Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 and total assets at December 31, 1997, 1996, 1995, 1994, and 1993 were as follows:

                                              1997             1996            1995             1994            1993
                                           -----------     ------------     -----------     ------------    --------

Realized and unrealized
 trading gains (losses)
 net of brokerage commissions
 and clearing fees of $171,941,
 $229,376, $298,137, $401,015
 and $549,846, respectively              $  (253,676)      $   12,275       $  709,968       $ (330,325)     $  414,381


Interest Income                                77,643         109,523          156,521          150,334         149,634
                                          ------------     ------------     -----------      -----------     ----------

                                           $ (176,033)     $  121,798       $  866,489       $ (179,991)      $ 564,015
                                           ===========     ============     ===========      ===========      =========


Net Income (loss)                          $ (269,399)     $   (9,306)      $  605,734       $ (434,321)     $  282,283
                                           ===========     ============     ===========      ===========     ==========

Increase (decrease) in net
 asset value per unit                        $(143.72)        $ 33.29 *        $211.84         $(139.00)        $ 54.86
                                             =========        =========        ========        =========        =======


Total assets                               $1,268,821      $2,604,771       $3,348,723       $3,707,481      $5,838,014
                                           ===========     ============     ===========      ===========     ==========



* The amount shown per Unit in 1996 does not accord with the net loss as shown in the Statement of Income and Expenses for the year ended December 31, 1996 because of the timing of redemptions of the Partnership's Units in relation to the fluctuating values of the Partnership's commodity interests.

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.
           (a) Liquidity. The Partnership ceased trading during December 1997. The General Partner withdrew effective December 31, 1997, and the Partnership terminated operations as of that date. Distribution of the Partnership's capital was made subsequent to that date.
                The Partnership does not engage in sales of goods or services. Its only assets are its commodity futures trading accounts, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
           (1) Partnership funds are invested only in commodity contracts which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.
           (2) The Partnership diversifies its positions among various commodities.
           (3) The Partnership does not initiate additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more that 66-2/3% of the Partnership's net assets.
           (4) The Partnership may occasionally accept delivery of
a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipts representing the delivery to the appropriate clearing house, the physical commodity position is fully hedged.
           (5) The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.
           (6) The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.
           (7) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
      The Partnership is party to financial instruments with off- balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. "Financial Statements and Supplementary Data.," for further information on financial instrument risk included in the notes to financial statements.)
      (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
           (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. Furthermore, interest income is dependent upon interest rates over which the Partnership has no control. No forecast can be made as to the level of redemptions in any given period. For the year ended December 31, 1997, 711 Limited Partnership Units were redeemed for a total of $877,551. For the year ended December 31, 1996, 622 Units were redeemed for a total of $796,854. For the year ended December 31, 1995, 624 Units were redeemed for a total of $846,690 and the General Partner redeemed 26 Unit equivalents totaling $36,025.
      (c) Results of operations. For the year ended December 31, 1997, the net asset value per Unit decreased 10.1%, from $1,418.88 to $1,275.16. For the year ended December 31, 1996, the net asset value per Unit increased 2.4% from $1,385.59 to $1,418.88. For the year ended December 31, 1995, the net asset value per unit increased 18.0% from $1,173.75 to $1,385.59.
      The Partnership experienced net trading losses of $81,735 before commissions and expenses for the year ended December 31, 1997. Losses were attributable to losses incurred in grains, non U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in U.S. interest rates, energy products and currencies.
      The Partnership experienced net trading gains of $241,651 before commissions and expenses for the year ended December 31, 1996. Gains were attributable to gains incurred in the trading of commodity futures in interest rates. These gains were partially offset by losses in metals, indices, foreign currencies and agricultural commodity futures.

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

Item 8.  Financial Statements and Supplementary Data.




                     SHEARSON HUTTON PERFORMANCE PARTNERS
                         INDEX TO FINANCIAL STATEMENTS



                                                                      Page
                                                                     Number


                 Report of Independent Accountants.                  F-2

                 Financial Statements:
                 Statement of Financial Condition at
                 December 31, 1997 (termination of
                 operations) and 1996.                               F-3

                 Statement of Income and Expenses for
                 the years ended December 31, 1997,
                 (termination of operations), 1996 and
                 1995.                                               F-4

                 Statement of Partners' Capital for
                 the years ended December 31, 1997
                 (termination of operations), 1996 and
                 1995.                                               F-5

                 Notes to Financial Statements.                   F-6 -  F-11

                        Report of Independent Accountants

To the Partners of
   Shearson Hutton Performance Partners:

We have audited the accompanying statement of financial condition of SHEARSON HUTTON PERFORMANCE PARTNERS (a Delaware Limited Partnership) as of December 31, 1997 (termination of operations) and 1996, and the related statements of income and expenses and of partners' capital for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shearson Hutton Performance Partners as of December 31, 1997 (termination of operations) and 1996, and the results of its operations for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.



                               Coopers & Lybrand L.L.P.

New York, New York
March 6, 1998

                      Shearson Hutton Performance Partners
                        Statement of Financial Condition
             December 31, 1997 (termination of operations) and 1996



                                                         1997           1996
Assets:
Equity in commodity futures
  trading account:
   Cash and cash equivalents (Note 3b)                $1,264,449      $2,570,817
   Net unrealized appreciation
    on open futures
    contracts                                                 --          25,099
                                                      ----------      ----------
                                                       1,264,449       2,595,916
Interest receivable                                        4,372           8,855
                                                      ----------      ----------
                                                      $1,268,821      $2,604,771
                                                      ----------      ----------

Liabilities and Partners'
Capital:
Liabilities:
  Accrued expenses:
   Commissions                                        $    9,917      $   16,280
   Management fees                                         2,372           5,393
   Incentive fees                                             --          27,557
   Professional fees                                      27,849          22,649
   Other                                                   3,259           3,022
  Redemptions payable (Note 5)                                --         157,496
                                                      ----------      ----------
                                                          43,397         232,397


Partners' capital (Notes 1, 5, and 6):
  General Partner, 24 Unit
   equivalents outstanding in                             30,604          34,053
   1997 and 1996
  Limited Partners, 937 and 1,648
   Units of Limited
   Partnership Interest                                1,194,820       2,338,321
   outstanding in 1997 and 1996,
   respectively                                        1,225,424       2,372,374
                                                      ----------      ----------
                                                      $1,268,821      $2,604,771
                                                      ----------      ----------




See notes to financial statements.
                                       F-3

                      Shearson Hutton Performance Partners
                        Statement of Income and Expenses
                               for the years ended
                 December 31, 1997 (termination of operations),
                                  1996 and 1995


                                         1997            1996           1995
Income:
  Net gains (losses)
   on trading of commodity
   interests:
   Realized gains
    (losses) on
    closed positions                 $   (56,636)   $   333,356     $   852,203
   Change in unrealized
    gains/ losses on
    open positions                       (25,099)       (91,705)        155,902
                                     -----------    -----------     -----------
                                         (81,735)       241,651       1,008,105
  Less, Brokerage
   commissions and
   clearing fees
   ($7,723, $5,970, and
   $5,365, respectively)
   (Note 3b)                            (171,941)      (229,376)       (298,137)
                                     -----------    -----------     -----------
  Net realized and
   unrealized gains                     (253,676)        12,275         709,968
   (losses)
  Interest income                         77,643        109,523         156,521
                                     -----------    -----------     -----------
   (Note 3b)
                                        (176,033)       121,798         866,489
                                     -----------    -----------     -----------
Expenses:
  Management fees                         44,418         63,161          75,214
  (Note 3a)
  Incentive fees (Note 3a)                    --         27,557         141,581
   Other expenses                         48,948         40,386          43,960
                                     -----------    -----------     -----------
                                          93,366        131,104         260,755
                                     -----------    -----------     -----------
Net income (loss)                    $  (269,399)   $    (9,306)    $   605,734
                                     -----------    -----------     -----------
Net income (loss) per
  Unit of Limited Partnership
  Interest and General Partner
  Unit equivalent (Notes 1
  and 6)                             $   (143.72)   $     33.29*    $    211.84
                                     -----------    -----------     -----------

* The amount shown per Unit in 1996 does not accord with the net loss as shown in the Statement of Income and Expenses for the year ended December 31, 1996 because of the timing of redemptions of the Partnership's Units in relation to the fluctuating values of the Partnership's commodity interests.



See notes to financial statements.

                      Shearson Hutton Performance Partners
               Statement of Partners' Capital for the years ended
                 December 31, 1997 (termination of operations),
                                 1996, and 1995


                                    Limited          General
                                   Partners          Partner           Total
Partners' capital at
   December 31, 1994              $ 3,396,827      $    58,688      $ 3,455,515
Net income                            595,143           10,591          605,734
Redemption of 624 Units
   of Limited
   Partnership Interest
   and General Partner
   redemption representing
   26 Unit equivalents               (846,690)         (36,025)        (882,715)
                                  -----------      -----------      -----------
Partners' capital at
   December 31, 1995                3,145,280           33,254        3,178,534
Net loss (Note 6)                     (10,105)             799           (9,306)
Redemption of 622 Units
   of Limited                        (796,854)              --         (796,854)
                                  -----------      -----------      -----------
   Partnership Interest
Partners' capital at
  December 31, 1996                 2,338,321           34,053        2,372,374
Net loss                             (265,950)          (3,449)        (269,399)
Redemption of 711 Units
   of Limited                        (877,551)              --         (877,551)
                                  -----------      -----------      -----------
   Partnership Interest
Partners' capital at
  December 31, 1997               $ 1,194,820      $    30,604      $ 1,225,424
                                  -----------      -----------      -----------



See notes to financial statements.

                      Shearson Hutton Performance Partners
                          Notes to Financial Statements


1.  Partnership Organization:

    Shearson Hutton Performance Partners (the "Partnership") is a limited partnership which was organized on October 3, 1988 under the partnership laws of the State of Delaware and commenced trading operations on June 6, 1989. The Partnership is engaged in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The
    Partnership was authorized to sell 60,000 Units of Limited Partnership Interest ("Units") during the public offering period.

    Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership and is a wholly owned subsidiary of Smith Barney Inc. ("SB"). SB acts as commodity broker for the Partnership (see Note 3b). On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group Inc. SB is a wholly owned subsidiary of SSBH.

    The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of his initial capital contribution and profits, if any, net of distributions.

    The Partnership ceased trading during December 1997. The General Partner withdrew effective December 31, 1997, and the Partnership terminated operations as of that date. Distribution of the Partnership's capital was made subsequent to that date. (See Note 8.)

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

3.  Agreements:

    a. Management Agreement:

       The General Partner, on behalf of the Partnership, has entered into Management Agreements with SJO, Inc. and Trendlogic Associates Inc. (collectively the "Advisors"). Two of the principals of Trendlogic Associates, Mr. Paul E. Dean and Mr. Richard Semels, are employees of SB. The agreements provide that the Advisors have sole discretion in determining the investment of the assets of the Partnership allocated to the Advisors by the General Partner. As compensation for services, the Partnership is obligated to pay SJO, Inc. and Trendlogic Associates Inc a management fee payable monthly equal to 2.5% per annum and 2.0% per annum respectively, of the Net Assets managed by the Advisors and an incentive fee payable quarterly equal to 20% of Trading Profits. Trendlogic Associates Inc was added as an Advisor to the Partnership effective April 3, 1997. The Management Agreements were effective until December 31, 1997, the date the Partnership terminated operations.

    b. Customer Agreement:

       The Partnership has entered into a Customer Agreement which was assigned to SB whereby SB provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisors. The Partnership is obligated to pay brokerage commissions to SB at .625% of month-end Trading Assets per month (7.5% per year) in lieu of brokerage commissions on a per trade basis. A portion of this fee is paid to employees of SB who have sold Units of the Partnership. This fee does not include exchange, clearing, user, give-up, floor brokerage and NFA fees which will be borne by the Partnership. All of the Partnership's assets are deposited in the Partnership's account at SB. The Partnership's cash is deposited by SB in segregated bank accounts, as required by Commodity Futures Trading Commission regulations. At December 31, 1997 and 1996, the amount of cash held for margin requirements was $0 and $425,859, respectively. SB will pay the Partnership interest on 80% of the average daily equity in its account during each month at the rate of the average noncompetitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement was effective until December 31, 1997, the date the Partnership terminated operations.

4.  Trading Activities:

    The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

    All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at December 31, 1997 and 1996 was $0 and $25,099, respectively, and the average fair value during the years then ended, based on monthly calculation, was $74,970 and $118,151, respectively.

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

6.  Net Asset Value Per Unit:

    Changes in the net asset value per Unit for the years ended December 31, 1997 (termination of operations), 1996 and 1995 were as follows:


                                        1997            1996            1995
Net realized and
 unrealized
 gains (losses)                      $ (130.17)      $   45.70        $  248.21
Interest income                          52.29           53.19            59.74
Expenses                                (65.84)         (65.60)          (96.11)
                                     ---------       ---------        ---------
Increase (decrease)
 for year                              (143.72)          33.29*          211.84
Net asset value per
 Unit, beginning of                   1,418.88        1,385.59         1,173.75
                                     ---------       ---------        ---------
 year
Net asset value per
 Unit, end of year                   $1,275.16       $1,418.88        $1,385.59
                                     ---------       ---------        ---------

     * The amount shown per Unit in 1996 does not accord with the net loss as shown in the Statement of Income and Expenses for the year ended December 31, 1996 because of the timing of redemptions of the Partnership's Units in relation to the fluctuating values of the Partnership's commodity interests.

7.  Financial Instrument Risk:

    The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.
                                       F-9

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

    At December 31, 1997 (termination of operations), the Partnership held no open positions and as a result had no commitment to purchase or sell any instruments.

    At  December  31,  1996,  the  notional  or   contractual   amounts  of  the
    Partnership's commitment to purchase and sell these instruments was $47,001,136 and $8,603,362, respectively, and the fair value of the Partnership's derivatives, including options thereon, was $25,099 as detailed below.

                                               December 31, 1996
                                            Notional or Contractual
                                              Amount of Commitments
                                   To Purchase      To Sell          Fair Value
                                   ---------------------------------------------
 Interest
  Rate  Non-U.S                    $47,001,136      $ 8,603,362      $    25,099
                                   -----------      -----------      -----------



8. Liquidation of the Partnership:

    The General Partner withdrew from the Partnership effective December 31, 1997 (termination of operations) after having given the required 90 days written notice to each Limited Partner. Distribution of the Partnership's capital was made subsequent to that date.

Item 9.Changes in and Disagreements with Accountants on Accounting and financial disclosure
        During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.

                                   PART III
Item 10. Directors and Executive Officers of the Registrant.

     The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions are made by the Advisors.

Item 11. Executive Compensation.

        The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item
1. Business." For the year ended December 31, 1997, SB earned $171,941 in brokerage commissions and clearing fees.

        The Advisors manage the Partnership's assets and receive a monthly management fee and a quarterly incentive fee, as described under "Item 1. Business." and "Item 8. Financial Statements and Supplementary Data.", Note 3a. For the year ended December 31, 1997, the Advisors earned $44,418 in management fees. No incentive fees were earned for the year ended December 31, 1997.

Item 12.      Security Ownership of Certain Beneficial Owners and
              Management

        (a). Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

        (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 24 Units (2.5%) of Limited Partnership Interest as of December 31, 1997.
        (c). Changes in control.  None.

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

                                    PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
   (a)(1)   Financial Statements:
            Statement of Financial Condition at December 31, 1997 and 1996. Statement of Income and Expenses for the years ended December 31, 1997, 1996 and 1995.
            Statement of Partners' Capital for the years ended December 31, 1997, 1996 and 1995.
       (2) Financial Statement Schedules: Financial Data Schedule for the year ended December 31, 1997.
       (3) Exhibits:
      3.1 - Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement No.33-25255 and incorporated herein by reference).
      3.2 - Certificate of Limited Partnership of the Partnership as filed on October 3, 1988 (filed as Exhibit 3.2 to the Registration Statement No. 33-25255 and incorporated herein by reference).
      10.1-   Customer Agreement between the Partnership and Shearson
              Lehman Hutton Inc. dated as of December 28, 1988
              (previously filed).
      10.2- Escrow Agreement between the Partnership and European American Bank (previously filed).
      10.3-   Management Agreement among the Partnership, Hayden
              Commodities Corp. and Advisors dated as of December 28,
              1988 (previously filed).
      10.4- Letter dated May 31, 1990 from General Partner to Advisors extending Management Agreements (filed as Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).

      10.5- Letter dated May 24, 1991 from General Partner to Advisors extending Management Agreement (filed as Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).
      10.6- Subscription Agreement dated July 31, 1991 among the Partnership and the Moore Currency Fund, Ltd. (filed as Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference).
      10.7- Letter dated November 20, 1992 from General Partner to MCMI terminating the Management Agreement effective as of November 30, 1992 (filed as Exhibit 10.7 to Form 10- K for the fiscal year ended December 31, 1992 and incorporated herein by reference).
      10.8- Letter dated November 20, 1992 from General Partner to Bacon Investment Corp. revising the compensation structure effective as of December 1, 1992 (filed as Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).
      10.9- Request for Redemption from the Moore Currency Fund, Ltd. dated December 14, 1992 (filed as Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

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

      10.15-  Letter  dated  September  26, 1996 from  General  Partner to Hyman
              Beck and Company,   Inc.   terminating  the  Management  Agreement
              effective as of October 1, 1996 (previously filed).

      10.16- Management Agreement among the Partnership, the General Partner and TrendLogic Associates Inc. (filed herein).

      10.17-  Letter extending Mangement Agreement with SJO, Inc.
              (filed herein).
   (b)      Reports on 8-K:  None Filed.

   Supplemental  Information  To Be  Furnished  With Reports  Filed  Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                  SIGNATURES

         Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 24th day of March 1998.

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



/s/     David J. Vogel                    /s/     Jack H. Lehman III
David J. Vogel,                           Jack H. Lehman III
Director, Principal Executive             Chairman and Director
Officer and President



/s/     Michael Schaefer                  /s/    Daniel A. Dantuono
Michael Schaefer                          Daniel A. Dantuono
Director                                  Treasurer, Chief Financial
                              Officer and Director



/s/ Daniel R. McAuliffe, Jr.              /s/ Steve J. Keltz
Daniel R. McAuliffe, Jr.                  Steve J. Keltz
Director                                  Secretary and Director




/s/   Shelley Ullman
Shelley Ullman
Director